Form 10-Q
period 1996-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1996-08-14
CIK 870815

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1996
        File No. 0-22104




Gentlemen:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,


/s/ Marie D. Reynolds
Marie D. Reynolds
Assistant Controller



QH2-10Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to


For Quarter Ended         June 30, 1996       Commission file number    0-22104


                Boston Financial Tax Credit Fund Plus, A Limited Partnership
             (Exact name of registrant as specified in its charter)


 Massachusetts                                                  04-3105699
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


   101 Arch Street, Boston, Massachusetts                       02110-1106
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (617)439-3911

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Statements

         Combined Balance Sheets - June 30, 1996 (Unaudited)
            and March 31, 1996                                         1

         Combined Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 1996 and 1995          2

         Combined Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 1996     3

         Combined Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 1996 and 1995          4

         Notes to Combined Financial Statements (Unaudited)            5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       12

PART II - OTHER INFORMATION

Items 1-6                                                             14

SIGNATURE                                                             15

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS


                                                                             June 30,               March 31,
                                                                                1996                   1996
                                                                             (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                               $      585,276         $     489,191
   Accounts receivable, net                                                         6,611                22,188
   Mortgagee escrow deposits                                                        6,836                     -
   Tenant security deposits                                                         1,677                     -
   Other current assets                                                            12,634                13,080
                                                                           --------------         -------------
     Total current assets                                                         613,034               524,459

Investments in Local Limited Partnerships, net of reserve
   for valuation of $41,381 at March 31, 1996 (Note 2)                         21,597,724            22,289,712
Marketable securities, at fair value (Note 1)                                     751,713               795,099
Other investments (Note 4)                                                      1,250,902             1,227,001
Organization costs, net of accumulated amortization of
   $43,333 and $40,833, respectively                                                6,667                 9,167
Rental property at cost, net of accumulated depreciation                          528,424               537,457
                                                                           --------------         -------------
     Total Assets                                                          $   24,748,464         $  25,382,895
                                                                           ==============         =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates                                          $      740,415         $     685,821
   Accounts payable and accrued expenses                                           42,971                43,908
   Accrued interest                                                                 3,622                 3,622
   Current portion of mortgage notes payable                                        2,769                 2,181
   Security deposits payable                                                        1,677                 2,025
                                                                           --------------         -------------
     Total current liabilities                                                    791,454               737,557

Long term portion of mortgage notes payable                                       507,211               507,799
                                                                           --------------         -------------
   Total Liabilities                                                            1,298,665             1,245,356
                                                                           --------------         -------------

Minority interest in Local Limited Partnership                                       (128)                   21
                                                                           --------------         -------------

Commitments (Note 5)

General, Initial and Investor Limited Partners' Equity (Deficiency)            23,450,871            24,135,483
Net unrealized gains (losses) on marketable securities                               (944)                2,035
                                                                           --------------         -------------
Total Partners' Equity (Deficiency)                                            23,449,927            24,137,518
                                                                           --------------         -------------
     Total Liabilities and Partners' Equity (Deficiency)                   $   24,748,464         $  25,382,895
                                                                           ==============         =============


The  accompanying  notes  are  an  integral  part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995


                                                                              1996                      1995
                                                                         -------------             ---------

Revenue:
    Rental                                                               $      22,398             $      58,359
    Investment                                                                  15,362                    12,039
    Other                                                                       31,734                     7,728
                                                                         -------------             -------------
          Total Revenue                                                         69,494                    78,126
                                                                         -------------             -------------

Expenses:
    Asset management fees, related party                                        44,359                    44,769
    General and administrative (includes reimbursements
       to an affiliate in the amounts of $26,028 and
       $22,317, respectively)                                                   70,068                    68,672
    Rental operations, exclusive of depreciation                                22,672                    41,505
    Property management fees, related party                                      1,799                     1,810
    Interest                                                                     3,220                    28,407
    Depreciation                                                                10,562                     9,254
    Amortization                                                                10,853                     9,012
                                                                         -------------             -------------
          Total Expenses                                                       163,533                   203,429
                                                                         -------------             -------------

Net loss before minority interest and equity in losses
    of Local Limited Partnerships                                              (94,039)                 (125,303)

Equity in losses of Local Limited Partnerships                                (614,623)                 (526,848)

Minority interest in loss of Local Limited Partnership                             149                       205
                                                                         -------------             -------------

Net loss before accretion of Original Issue Discount                          (708,513)                 (651,946)

Accretion of Original Issue Discount                                            23,901                    22,115
                                                                         -------------             -------------

Net Loss                                                                 $    (684,612)            $    (629,831)
                                                                         =============             =============

Net Loss per Limited Partnership Unit:
    Class A Unit (34,643 Units)                                          $      (18.95)            $       (17.44)
                                                                         =============             ==============
    Class B Unit (3,290 Units)                                           $       (6.38)            $        (5.83)
                                                                         =============             ==============
The  accompanying  notes  are  an  integral  part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1996



                                                         Investor        Investor           Net
                                             Initial      Limited         Limited       Unrealized
                                 General     Limited     Partners,       Partners,         Gains
                                Partners     Partner      Class A         Class B         (Losses)        Totals


Balance at March 31, 1996      $ (87,810)   $  5,000   $ 21,520,888     $ 2,697,405    $     2,035     $ 24,137,518

Net Loss before accretion
   of Original Issue Discount     (7,085)          -       (656,537)        (44,891)             -         (708,513)

Accretion of Original
   Issue Discount                      -           -              -          23,901              -           23,901

Net change in unrealized gains
   on marketable securities
   available for sale                  -           -              -               -         (2,979)          (2,979)
                               ---------    --------   ------------     -----------    -----------     ------------

Balance at June 30, 1996       $ (94,895)   $  5,000   $ 20,864,351     $ 2,676,415    $      (944)    $ 23,449,927
                               =========    ========   ============     ===========    ===========     ============

The  accompanying  notes  are  an  integral  part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                              1996                      1995
                                                                         -------------             ---------

Net cash used for operating activities                                   $     (20,498)            $    (19,875)
                                                                         -------------             ------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                                         -                 (107,000)
   Purchases of marketable securities                                                -                 (196,270)
   Proceeds from sales and maturities of marketable securities                  49,101                   98,255
   Payment of acquisition fees and expenses                                    (11,790)                       -
   Cash distributions received from Local
     Limited Partnerships                                                       80,801                   74,680
   Purchase of rental property and equipment                                    (1,529)                       -
                                                                         -------------             ------------
Net cash provided by (used for) investing activities                           116,583                 (130,335)
                                                                         -------------             ------------

Net increase (decrease) in cash and cash equivalents                            96,085                 (150,210)

Cash and cash equivalents, beginning                                           489,191                  373,535
                                                                         -------------             ------------

Cash and cash equivalents, ending                                        $     585,276             $    223,325
                                                                         =============             ============

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                                $       3,220             $          -
                                                                         =============             ============

The  accompanying  notes  are  an  integral  part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                     Notes to Combined Financial Statements
                                   (Unaudited)




The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value


Debt securities issued by
   the US Treasury and
   other US Government agencies           $   609,683        $   1,830      $     (618)      $   610,895

Mortgage backed securities                     28,722                -          (1,033)           27,689

Other debt securities                         114,252                -          (1,123)          113,129
                                          -----------        ---------      ----------       -----------

Marketable securities
   at June 30, 1996                       $   752,657        $   1,830      $   (2,774)      $   751,713
                                          ===========        =========      ==========       ===========


Debt securities issued by
   the US Treasury and
   other US Government agencies           $   609,683        $   4,055      $      (30)      $   613,708

Mortgage backed securities                     31,122                -            (783)           30,339

Other debt securities                         152,259                -          (1,207)          151,052
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 1996                      $   793,064        $   4,055      $   (2,020)      $   795,099
                                          ===========        =========      ==========       ===========


The contractual maturities at June 30, 1996 are as follows:

                                                                                                Fair
                                                                        Cost                    Value

Due in less than one year                                            $   125,830             $   125,761
Due in one year to five years                                            598,105                 598,263
Mortgage backed securities                                                28,722                  27,689
                                                                     -----------             -----------
                                                                     $   752,657             $   751,713
                                                                     ===========             ===========

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $49,000 and $98,000 for the three months ended June 30, 1996 and 1995, respectively. Included in investment income are gross gains of $8,790 and gross losses of $96 which were realized on these sales in the three months ended June 30, 1996 and gross gains of $100 and gross losses of $650 which were realized on these sales during the three months ended June 30, 1995.

2.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in twenty-six Local Limited Partnerships, excluding the Combined Entity, which own and operate multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships except for an 82% interest in Livingston Arms. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entity, at June 30, 1996:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  28,211,807

Cumulative equity in losses of Local Limited Partnerships                                         (7,456,965)

Cash distributions received from Local Limited Partnerships                                         (215,483)
                                                                                               -------------


Investments in Local Limited Partnerships before adjustments                                      20,539,359

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,164,344

   Accumulated amortization of acquisition fees and expenses                                        (105,979)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  21,597,724
                                                                                               =============


On September 1, 1995, Village Oaks, a Texas Partnership, transferred its assets and liabilities to Texas Properties Limited Partnership VI, a Massachusetts
Limited Partnership, also known as Leatherwood Terrace ("Leatherwood"), a Partnership of which the managing general partner is affiliated with the Fund's Managing General Partner. Leatherwood continues to be presented on a combined basis with the Fund.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of Local Limited Partnerships, excluding the Combined Entity, in which the Fund had invested as of June 30, 1996 is as follows:

Summarized Balance Sheets - March 31, 1996 (Unaudited)

Assets:
   Investment property, net                                                                    $  79,011,613
   Current assets                                                                                  2,267,999
   Other assets                                                                                    5,655,065
                                                                                               -------------
      Total Assets                                                                             $  86,934,677
                                                                                               =============

Liabilities and Partners' Equity:
   Current liabilities                                                                         $   5,113,320
   Long-term debt                                                                                 55,761,511
   Other debt                                                                                      2,602,785
                                                                                               -------------
      Total Liabilities                                                                           63,477,616

   Partners' Equity                                                                               23,457,061
                                                                                               -------------
      Total Liabilities and Partners' Equity                                                   $  86,934,677
                                                                                               =============

Summarized Income Statements - For the three months ended March 31, 1996 (Unaudited)

Rental and other revenue                                                                       $   2,586,226
                                                                                               -------------

Expenses:
   Operating                                                                                       1,504,634
   Interest                                                                                          957,176
   Depreciation and amortization                                                                     748,797
                                                                                               -------------
      Total Expenses                                                                               3,210,607

      Net Loss                                                                                 $    (624,381)
                                                                                               =============

Fund's share of net loss                                                                       $    (614,623)
                                                                                               =============
Other Partners' share of net loss                                                              $      (9,758)
                                                                                               =============


3.   Transactions with Affiliates

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Pilot House and Preston Place, properties in which the Fund has invested. Included in operating expenses in the summarized income statements in Note 2 to the Financial Statements is $14,566 of fees earned by BFPM for the three months ended March 31, 1996.

Lansing  Management  Company  ("LMC"),  an  affiliate  of the  Managing  General
Partner, currently manages Linden Square, a property in which the Fund has invested. Included in operating expenses in the summarized income statements in
Note 2 to the financial statements is $11,280 of fees earned by LMC for the three months ended March 31, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


4.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost and current fair value at June 30, 1996 is composed of the following:


   Aggregate cost of Treasury STRIPS               $   918,397
   Accumulated accretion of
     Original Issue Discount                           332,505
                                                   $ 1,250,902

Maturity dates for the STRIPS held at June 30, 1996 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


5.   Commitments

At June 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $400,000.


6.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest) subject to their liabilities to unaffiliated entities. The transfers were effective May 31, 1996.

The Managing General Partner of the Fund has executed an agreement to sell the general partner interest in the remaining Texas Partnership (Leatherwood) to an unaffiliated buyer. This property will be restructured into a new partnership in which the Fund will retain a limited partner interest for a period of time expected to be about twelve months. During this period, investors will continue to receive tax credits from the property.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


7.   Supplemental Combining Schedules
                                 Balance Sheets


                                       Boston Financial
                                          Tax Credit             Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined

Assets
Current assets:
   Cash and cash equivalents             $      561,820        $     23,456     $          -       $     585,276
   Accounts receivable, net                       8,492               6,611           (8,492)              6,611
   Mortgagee escrow deposits                          -               6,836                -               6,836
   Tenant security deposits                           -               1,677                -               1,677
   Other current assets                          12,634                   -                -              12,634
                                         --------------        ------------     ------------       -------------
     Total current assets                       582,946              38,580           (8,492)            613,034

Investments in Local Limited
   Partnerships                              21,629,925                   -          (32,201)         21,597,724
Marketable securities, at fair value            751,713                   -                -             751,713
Other investments                             1,250,902                   -                -           1,250,902
Organization costs, net                           6,667                   -                -               6,667
Rental property at cost, net of
   accumulated depreciation                           -             528,424                -             528,424
                                         --------------        ------------     ------------       -------------
     Total Assets                        $   24,222,153        $    567,004     $    (40,693)      $  24,748,464
                                         ==============        ============     =============      =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates        $      738,616        $     10,291     $     (8,492)      $     740,415
   Accounts payable and accrued
     expenses                                    33,610               9,361                -              42,971
   Accrued interest                                   -               3,622                -               3,622
   Current portion of mortgage
     notes payable                                    -               2,769                -               2,769
   Security deposits payable                          -               1,677                -               1,677
                                         --------------        ------------     ------------       -------------
     Total current liabilities                  772,226              27,720           (8,492)            791,454

Long term portion of mortgage
   notes payable                                      -             507,211                -             507,211
                                         --------------        ------------     ------------       -------------
     Total Liabilities                          772,226             534,931           (8,492)          1,298,665
                                         --------------        ------------     -------------      -------------

Minority interest in Local Limited
   Partnership                                        -                   -             (128)               (128)
                                         --------------        ------------     ------------       -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)     23,450,871              32,073          (32,073)         23,450,871
Net unrealized losses on
   marketable securities                           (944)                  -                -                (944)
                                         --------------        ------------     ------------       -------------
Total Partners' Equity (Deficiency)          23,449,927              32,073          (32,073)         23,449,927
                                         --------------        ------------     ------------       -------------
     Total Liabilities and
       Partners' Equity (Deficiency)     $   24,222,153        $    567,004     $    (40,693)      $  24,748,464
                                         ==============        ============     ============       =============

(A)  As of June 30, 1996
(B)  As of March 31, 1996

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


7.   Supplemental Combining Schedules (continued)

                            Statements of Operations



                                       Boston Financial
                                          Tax Credit             Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined

Revenue:
   Rental                                  $          -        $    22,398      $          -       $      22,398
   Investment                                    15,362                  -                 -              15,362
   Other                                         30,763                971                 -              31,734
                                           ------------        -----------      ------------       -------------
     Total Revenue                               46,125             23,369                 -              69,494
                                           ------------        -----------      ------------       -------------

Expenses:
   Asset management fees, related party          44,359                  -                 -              44,359
   General and administrative                    70,068                  -                 -              70,068
   Rental operations, exclusive of
     depreciation                                     -             22,672                 -              22,672
   Property management fees,
     related party                                    -              1,799                 -               1,799
   Interest                                           -              3,220                 -               3,220
   Depreciation                                       -             10,562                 -              10,562
   Amortization                                  10,853                  -                 -              10,853
                                           ------------        -----------      ------------       -------------
     Total Expenses                             125,280             38,253                 -             163,533
                                           ------------        -----------      ------------       -------------

Net loss before equity in losses of
   Local Limited Partnerships and
   accretion of original issue discount         (79,155)           (14,884)                -             (94,039)

Equity in losses of
   Local Limited Partnerships                  (629,358)                 -            14,735            (614,623)

Minority interest in loss of
   Local Limited Partnership                          -                  -               149                 149
                                           ------------        -----------      ------------       -------------

Net Loss before accretion of
   original issue discount                     (708,513)           (14,884)           14,884            (708,513)

Accretion of original issue discount             23,901                  -                 -              23,901
                                           ------------        -----------      ------------       -------------

Net loss                                   $   (684,612)       $   (14,884)     $     14,884       $    (684,612)
                                           ============        ===========      ============       =============


(A) For the three  months  ended June 30,  1996.
(B) For the three months ended March 31, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


7.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows



                                       Boston Financial
                                          Tax Credit             Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined


Net cash provided by (used for)
   operating activities                   $      (22,481)      $      1,983   $            -      $        (20,498)
                                          --------------       ------------   --------------      ----------------

Cash flows from investing activities:
   Proceeds from sales and maturities
     of marketable securities                     49,101                  -                -                49,101
   Payment of acquisition fees
     and expenses                                (11,790)                 -                -               (11,790)
   Cash distributions received from
     Local Limited Partnerships                   80,801                  -                -                80,801
   Purchase of rental property
     and equipment                                     -             (1,529)               -                (1,529)
                                          --------------       ------------   --------------      -----------------
Net cash provided by (used for)
   investing activities                          118,112             (1,529)               -               116,583
                                          --------------       ------------   --------------      ----------------

Net increase in cash and
   cash equivalents                               95,631                454                -                96,085

Cash and cash equivalents, beginning             466,189             23,002                -               489,191
                                          --------------       ------------   --------------      ----------------

Cash and cash equivalents, ending         $      561,820       $     23,456   $            -      $        585,276
                                          ==============       ============   ==============      ================

(A) For the three  months  ended June 30,  1996.
(B) For the three months ended March 31, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1996, the Fund, including the Combined Entity, had cash and cash equivalents of $585,276, compared with $489,191 at March 31, 1996. The increase is primarily attributable to proceeds received from sales of marketable securities and cash distributions received from Local Limited Partnerships. These inflows were offset by net cash used for operating activities and payment of acquisition fees and expenses.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $256,000 have been withdrawn from the Reserve Account to pay legal and other fees relating to various property issues. This amount includes $253,000 relating to the Texas Partnerships. At June 30, 1996, approximately $865,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At June 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $400,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. In addition to the $253,000 noted above, the Fund has also advanced approximately $38,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1996. It is not expected that cash available for distribution, if any, will be significant during the 1996 calendar year. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. Additionally, it is not expected that the Local Limited Partnerships will distribute significant amounts of cash to the Fund in 1996 because such amounts will be needed to fund property operating costs. In addition, many of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the three months ended June 30, 1996 resulted in a net loss of $684,612 as compared to a net loss of $629,831 for the same period in 1995. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in rental revenue. These increases were offset by decreases in rental operation and interest expense items. The increase in equity in losses of Local Limited Partnerships is a result of an increase in recognized losses relating to certain Local Limited Partnerships. The decrease in rental revenue and rental operation and interest expenses is due to the exclusion of two of the Texas Partnerships' operations which were previously combined. Please refer to the section entitled "Property Discussions" for additional information.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

All of the properties owned by the Local Limited Partnerships in which the Fund has invested have been completed. Operations at most properties are stable and a majority of the properties are operating at break-even or generating operating cash flow. In properties operating below break-even, the Local General Partners are funding operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt at a lower interest rate in order to improve cash flow.

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest) subject to their liabilities to unaffiliated entities. The transfers were effective May 31, 1996.

The Managing General Partner of the Fund has executed an agreement to sell the general partner interest in the remaining Texas Partnership (Leatherwood) to an unaffiliated buyer. This property will be restructured into a new partnership in which the Fund will retain a limited partner interest for a period of time expected to be at least twelve months. During this period, investors will continue to receive tax credits from the property.

For tax purposes, these events will result in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership will result in nominal recapture of tax credits, since the Texas Partnerships represent only 2% of the Partnership's tax credits.

Capitol Park, located in Oklahoma City, Oklahoma, has been generating deficits mainly due to low occupancy and high security costs. To fund the deficits, the management agent has been deferring its fees and reimbursement of other costs. The Managing General Partner has been working with the Local General Partner on a plan to help stabilize the property's operations and/or refinance the property's underlying debt.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1996                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A LIMITED PARTNERSHIP


                                        By:    Arch Street VI, Inc.,
                                               its Managing General Partner




                                               /s/Georgia Murray
                                               Georgia Murray
                                               A Managing Director, Treasurer
                                               and Chief Financial Officer