Form 10-Q
period 1996-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1996-11-13
CIK 870815

November 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended September 30, 1996
        File No. 0-22104


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,





/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller



TCP-10Q2.DOC

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

          For the quarterly period ended September 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the transition period  from                 to


For Quarter Ended September 30, 1996    Commission file number   0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership
             (Exact name of registrant as specified in its charter)


      Massachusetts                                   04-3105699
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts            02110-1106
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (617)439-3911

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


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

  Combined Balance Sheets - September 30, 1996 (Unaudited)
         and March 31, 1996                                                1

  Combined Statements of Operations (Unaudited) - For the
         Three and Six Months Ended September 30, 1996 and 1995            2

  Combined Statement of Changes in Partners' Equity (Deficiency)
         (Unaudited) - For the Six Months Ended September 30, 1996         3

  Combined Statements of Cash Flows (Unaudited) -
         For the Six Months Ended September 30, 1996 and 1995              4

  Notes to Combined Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           13

PART II - OTHER INFORMATION

Items 1-6                                                                 15

SIGNATURE                                                                 16

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS

                                                                            September 30,           March 31,
                                                                                1996                  1996
                                                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $      190,418         $     489,191
   Accounts receivable                                                              3,876                22,188
   Mortgagee escrow deposits                                                        6,818                     -
   Tenant security deposits                                                         2,764                     -
   Other current assets                                                            13,413                13,080
                                                                           --------------         -------------
     Total current assets                                                         217,289               524,459

Investments in Local Limited Partnerships, net of reserve
   for valuation of $41,381 at March 31, 1996 (Note 2)                         20,926,150            22,289,712
Marketable securities, at fair value (Note 1)                                   1,142,118               795,099
Other investments (Note 4)                                                      1,275,517             1,227,001
Organization costs, net of accumulated amortization of
   $45,833 and $40,833, respectively                                                4,167                 9,167
Rental property at cost, net of accumulated depreciation                          530,356               537,457
                                                                           --------------         -------------
     Total Assets                                                          $   24,095,597         $  25,382,895
                                                                           ==============         =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates                                          $      779,880         $     685,821
   Accounts payable and accrued expenses                                           36,695                43,908
   Accrued interest                                                                 3,622                 3,622
   Current portion of mortgage notes payable                                        3,357                 2,181
   Security deposits payable                                                        2,399                 2,025
                                                                           --------------         -------------
     Total current liabilities                                                    825,953               737,557

Long term portion of mortgage notes payable                                       506,623               507,799
                                                                           --------------         -------------
   Total Liabilities                                                            1,332,576             1,245,356
                                                                           --------------         -------------

Minority interest in Local Limited Partnership                                       (263)                   21
                                                                           --------------         -------------

Commitments (Note 5)

General, Initial and Investor Limited Partners' Equity (Deficiency)            22,762,709            24,135,483
Net unrealized gains on marketable securities                                         575                 2,035
                                                                           --------------         -------------
Total Partners' Equity (Deficiency)                                            22,763,284            24,137,518
                                                                           --------------         -------------
     Total Liabilities and Partners' Equity (Deficiency)                   $   24,095,597         $  25,382,895
                                                                           ==============         =============
The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
    For the Three and Six Months Ended September 30, 1996 and 1995

                                               Three Months Ended         Six Months Ended
                                         September 30,  September 30,  September 30,  September 30,
                                               1996        1995           1996           1995
                                         -----------    -----------    -----------    -----------


Revenue:
   Rental                                   $    12,251    $    48,073    $    34,649    $   106,432
   Investment                                    16,348          3,993         31,710         16,032
   Other                                         11,422         27,422         43,156         52,282
                                            -----------    -----------    -----------    -----------
       Total Revenue                             40,021         79,488        109,515        174,746
                                            -----------    -----------    -----------    -----------

Expenses:
   Asset management fees, related party          48,338         44,769         92,697         89,538
   General and administrative (includes
    reimbursements to an affiliate in the
    in the amounts of $48,648 and
    $42,913 in 1996 and 1995,
    respectively)                                46,753         47,533        116,821        116,205
   Rental operations, exclusive of
    depreciation                                 21,385         61,607         44,057        103,112
   Property management
    fees, related party                           1,586         (1,810)         3,385           --
   Interest                                       3,361         45,378          6,581         90,917
   Depreciation                                     228          9,255         10,790         18,509
   Amortization                                  10,852          9,023         21,705         18,035
                                            -----------    -----------    -----------    -----------
       Total Expenses                           132,503        215,755        296,036        436,316
                                            -----------    -----------    -----------    -----------

Net loss before minority interest
   and equity in losses of Local
   Limited Partnership                          (92,482)      (136,267)      (186,521)      (261,570)

Equity in losses of Local
   Limited Partnerships                        (620,430)      (267,549)    (1,235,053)      (794,397)

Minority interest in loss of
   Local Limited Partnership                        135            462            284            667
                                            -----------    -----------    -----------    -----------

Net Loss before accretion of
   Original Issue Discount                     (712,777)      (403,354)    (1,421,290)    (1,055,300)

Accretion of Original Issue
   Discount                                      24,615         22,775         48,516         44,890
                                            -----------    -----------    -----------    -----------

Net Loss                                    $  (688,162)   $  (380,579)   $(1,372,774)   $(1,010,410)
                                            ===========    ===========    ===========    ===========

Net Loss per Limited Partnership Unit:
   Class A Unit (34,643 Units)              $    (19.07)   $    (10.79)   $    (38.02)   $    (28.23)
                                            ===========    ===========    ===========    ===========

   Class B Unit (3,290 Units)               $     (6.25)   $     (0.85)   $    (12.63)   $     (6.68)
                                            ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

               COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1996



                                                 Investor       Investor        Net
                                                  Initial       Limited         Limited        Unrealized
                                     General      Limited       Partners,       Partners,        Gains
                                     Partners     Partner       Class A         Class B         (Losses)         Totals




Balance at March 31, 1996       $    (87,810)   $      5,000   $ 21,520,888    $  2,697,405    $      2,035    $ 24,137,518

Net Loss before accretion
   of Original Issue Discount        (14,213)           --       (1,317,024)        (90,053)           --        (1,421,290)

Accretion of Original
   Issue Discount                       --              --             --            48,516            --            48,516

Net change in unrealized
   gains on marketable
   securities available
   for sale                             --              --             --              --            (1,460)         (1,460)
                                ------------    ------------   ------------    ------------    ------------    ------------

Balance at
   September 30, 1996           $   (102,023)   $      5,000   $ 20,203,864    $  2,655,868    $        575    $ 22,763,284
                                ============    ============   ============    ============    ============    ============

     The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1996 and 1995


                                                                              1996                      1995
                                                                         -------------             -------------

Net cash used for operating activities                                   $     (80,537)             $   (122,723)
                                                                         -------------              ------------

Cash flows from investing activities:
    Investments in Local Limited Partnerships                                   18,929                  (216,232)
    Purchases of marketable securities                                        (421,444)               (1,212,343)
    Proceeds from sales and maturities of marketable securities                 95,093                 1,203,361
    Payment of acquisition fees and expenses                                   (11,790)                   (1,805)
    Cash distributions  received from Local Limited Partnerships               104,665                    93,964
    Purchase of rental property and equipment                                   (3,689)                        -
                                                                         -------------              ------------
Net cash used for investing activities                                        (218,236)                 (133,055)
                                                                         -------------              ------------

Net decrease in cash and cash equivalents                                     (298,773)                 (255,778)

Cash and cash equivalents, beginning                                           489,191                   373,535
                                                                         -------------              ------------

Cash and cash equivalents, ending                                        $     190,418              $    117,757
                                                                         =============              ============

Supplemental disclosure of cash flow activity:
    Cash paid for interest                                               $       6,581              $     31,188
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


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value

Debt securities issued by
   the US Treasury and
   other US Government agencies           $ 1,031,128        $   2,907      $     (622)      $ 1,033,413

Mortgage backed securities                     26,988                -            (922)           26,066

Other debt securities                          83,427                -            (788)           82,639
                                          -----------        ---------      ----------       -----------

Marketable securities
   at September 30, 1996                  $ 1,141,543        $   2,907      $   (2,332)      $ 1,142,118
                                          ===========        =========      ==========       ===========


Debt securities issued by
   the US Treasury and
   other US Government agencies           $   609,683        $   4,055      $      (30)      $   613,708

Mortgage backed securities                     31,122                -            (783)           30,339

Other debt securities                         152,259                -          (1,207)          151,052
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 1996                      $   793,064        $   4,055      $   (2,020)      $   795,099
                                          ===========        =========      ==========       ===========


The contractual maturities at September 30, 1996 are as follows:
                                               Fair
                                   Cost        Value

Due in less than one year       $  498,899   $  499,100
Due in one year to five years      615,656      616,952
Mortgage backed securities          26,988       26,066
                                ----------   ----------
                                $1,141,543   $1,142,118
                                ==========   ==========

       BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
            Notes to Combined Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $95,000 and $1,203,000 for the six months ended September 30, 1996 and 1995, respectively. Included in investment income are gross gains of $22,293 and gross losses of $165 which were realized on these sales during the six months ended September 30, 1996 and gross gains of $417 and gross losses of $19,322 which were realized on these sales during the six months ended September 30, 1995.

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

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entity, at September 30, 1996:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                    $ 28,192,878

Cumulative equity in losses of Local Limited Partnerships                            (8,077,395)

Cash distributions received from Local Limited Partnerships                            (239,347)
                                                                                   ------------


Investments in Local Limited Partnerships before adjustments                         19,876,136

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                      1,164,345

   Accumulated amortization of acquisition fees and expenses                           (114,331)
                                                                                   ------------

Investments in Local Limited Partnerships                                          $ 20,926,150
                                                                                   ============


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

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of the Local Limited Partnerships, excluding the Combined Entity, in which the Fund had invested as of September 30, 1996 is as follows:

Summarized Balance Sheets - June 30, 1996 (Unaudited)

Assets:
   Investment property, net                    $ 78,500,120
   Current assets                                 1,745,600
   Other assets                                   5,455,826
                                               ------------
      Total Assets                             $ 85,701,546
                                               ============

Liabilities and Partners' Equity:
   Long-term debt                              $ 57,304,639
   Current liabilities                            3,169,861
   Other debt                                     2,536,128
                                               ------------
      Total Liabilities                          63,010,628

   Partners' Equity                              22,690,918
                                               ------------
      Total Liabilities and Partners' Equity   $ 85,701,546
                                               ============

Summarized Income Statements - For the six months ended June 30, 1996 (Unaudited)

Rental and other revenue                       $  5,177,588
                                               ------------

Expenses:
   Operating                                      3,009,526
   Interest                                       1,914,160
   Depreciation and amortization                  1,507,613
                                               ------------
      Total Expenses                              6,431,299

      Net Loss                                 $ (1,253,711)
                                               ============

Fund's share of net loss                       $ (1,235,053)
                                               ============
Other Partners' share of net loss              $    (18,658)
                                               =============


3.   Transactions with Affiliates

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Pilot House and Preston Place, properties in which the Fund has invested. Included in operating expenses in the summarized income statements in Note 2 to the Financial Statements is $28,459 of fees earned by BFPM for the six months ended June 30, 1996.

Lansing  Management  Company  ("LMC"),  an  affiliate  of the  Managing  General
Partner, currently manages Linden Square, a property in which the Fund has invested. Included in operating expenses in the summarized income statements in
Note 2 to the financial statements is $16,720 of fees earned by LMC for the six months ended June 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
            Notes to Combined Financial Statements (continued)
                                   (Unaudited)

4.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost and current fair value at September 30, 1996 is composed of the following:


Aggregate cost of Treasury STRIPS   $  918,397
Accumulated accretion of
  Original Issue Discount              357,120
                                    ----------
                                    $1,275,517
                                    ==========

Maturity dates for the STRIPS held at September 30, 1996 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


5.   Commitments

At September 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $400,000.


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

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
            Notes to Combined Financial Statements (continued)
                                   (Unaudited)


7.   Supplemental Combining Schedules
                                 Balance Sheets

                                               Boston Financial
                                                  Tax Credit       Combined
                                                 Fund Plus (A)     Entity (B)   Eliminations     Combined
Assets
Current assets:
   Cash and cash equivalents                    $    167,864   $     22,554   $       --      $    190,418
   Accounts receivable                                 8,492          3,876         (8,492)          3,876
   Mortgagee escrow deposits                            --            6,818           --             6,818
   Tenant security deposits                             --            2,764           --             2,764
   Other current assets                               12,072          1,341           --            13,413
                                                ------------   ------------   ------------    ------------
     Total current assets                            188,428         37,353         (8,492)        217,289

Investments in Local Limited
   Partnerships                                   20,944,943           --          (18,793)     20,926,150
Marketable securities, at fair value               1,142,118           --             --         1,142,118
Other investments                                  1,275,517           --             --         1,275,517
Organization costs, net                                4,167           --             --             4,167
Rental property at cost, net of
   accumulated depreciation                             --          530,356           --           530,356
                                                ------------   ------------   ------------    ------------
     Total Assets                               $ 23,555,173   $    567,709   $    (27,285)   $ 24,095,597
                                                ============   ============   ============    ============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates               $    779,308   $      9,064   $     (8,492)   $    779,880
   Accounts payable and accrued
     expenses                                         12,581         24,114           --            36,695
   Accrued interest                                     --            3,622           --             3,622
   Current portion of mortgage
     notes payable                                      --            3,357           --             3,357
   Security deposits payable                            --            2,399           --             2,399
                                                ------------   ------------   ------------    ------------
     Total current liabilities                       791,889         42,556         (8,492)        825,953

Long term portion of mortgage
   notes payable                                        --          506,623           --           506,623
                                                ------------   ------------   ------------    ------------
     Total Liabilities                               791,889        549,179         (8,492)      1,332,576
                                                ------------   ------------   ------------    ------------

Minority interest in Local Limited
   Partnership                                          --             --             (263)           (263)
                                                ------------   ------------   ------------    ------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)          22,762,709         18,530        (18,530)     22,762,709
Net unrealized gains on
   marketable securities                                 575           --             --               575
                                                ------------   ------------   ------------    ------------
Total Partners' Equity (Deficiency)               22,763,284         18,530        (18,530)     22,763,284
                                                ------------   ------------   ------------    ------------
     Total Liabilities and
       Partners' Equity (Deficiency)            $ 23,555,173   $    567,709   $    (27,285)   $ 24,095,597
                                                ============   ============   ============    ============

(A)  As of September 30, 1996
(B)  As of June 30, 1996

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
            Notes to Combined Financial Statements (continued)
                                   (Unaudited)


7.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1996

                                                        Boston Financial
                                                         Tax Credit     Combined
                                                        Fund Plus (A)   Entity (B) Eliminations Combined
Revenue:
   Rental                                                 $    --      $  12,251    $    --     $  12,251
   Investment                                                16,348         --           --        16,348
   Other                                                     10,656          766         --        11,422
                                                          ---------    ---------    ---------   ---------
     Total Revenue                                           27,004       13,017         --        40,021
                                                          ---------    ---------    ---------   ---------

Expenses:
   Asset management fees, related party                      48,338         --           --        48,338
   General and administrative                                46,753         --           --        46,753
   Rental operations, exclusive of
     depreciation                                              --         21,385         --        21,385
   Property management fees,
     related party                                             --          1,586         --         1,586
   Interest                                                    --          3,361         --         3,361
   Depreciation                                                --            228         --           228
   Amortization                                              10,852         --           --        10,852
                                                          ---------    ---------    ---------   ---------
     Total Expenses                                         105,943       26,560         --       132,503
                                                          ---------    ---------    ---------   ---------

Net loss before equity in losses of
   Local Limited Partnerships and
   accretion of original issue discount                     (78,939)     (13,543)        --       (92,482)

Equity in losses of
   Local Limited Partnerships                              (633,838)        --         13,408    (620,430)

Minority interest in loss of
   Local Limited Partnership                                   --           --            135         135
                                                          ---------    ---------    ---------   ---------

Net Loss before accretion of
   Original Issue Discount                                 (712,777)     (13,543)      13,543    (712,777)

Accretion of Original Issue Discount                         24,615         --           --        24,615
                                                          ---------    ---------    ---------   ---------

Net Loss                                                  $(688,162)   $ (13,543)   $  13,543   $(688,162)
                                                          =========    =========    =========   =========


(A) For the three months ended September 30, 1996. (B) For the three months ended June 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
            Notes to Combined Financial Statements (continued)
                                   (Unaudited)


7.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1996


                                       Boston Financial
                                          Tax Credit      Combined
                                         Fund Plus (A)    Entity (B)  Eliminations    Combined
Revenue:
   Rental                                 $      --      $    34,649    $      --     $    34,649
   Investment                                  31,710           --             --          31,710
   Other                                       41,419          1,737           --          43,156
                                          -----------    -----------    -----------   -----------
     Total Revenue                             73,129         36,386           --         109,515
                                          -----------    -----------    -----------   -----------

Expenses:
   Asset management fees, related party        92,697           --             --          92,697
   General and administrative                 116,821           --             --         116,821
   Rental operations, exclusive of
     depreciation                                --           44,057           --          44,057
   Property management fees,
     related party                               --            3,385           --           3,385
   Interest                                      --            6,581           --           6,581
   Depreciation                                  --           10,790           --          10,790
   Amortization                                21,705           --             --          21,705
                                          -----------    -----------    -----------   -----------
     Total Expenses                           231,223         64,813           --         296,036
                                          -----------    -----------    -----------   -----------

Net loss before equity in losses of
   Local Limited Partnerships and
   accretion of original issue discount      (158,094)       (28,427)          --        (186,521)

Equity in losses of
   Local Limited Partnerships              (1,263,196)          --           28,143    (1,235,053)

Minority interest in loss of
   Local Limited Partnership                     --             --              284           284
                                          -----------    -----------    -----------   -----------

Net Loss before accretion of
   Original Issue Discount                 (1,421,290)       (28,427)        28,427    (1,421,290)

Accretion of Original Issue Discount           48,516           --             --          48,516
                                          -----------    -----------    -----------   -----------

Net Loss                                  $(1,372,774)   $   (28,427)   $    28,427   $(1,372,774)
                                          ===========    ===========    ===========   ===========


(A) For the six months ended September 30, 1996. (B) For the six months ended June 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
            Notes to Combined Financial Statements (continued)
                                   (Unaudited)


7.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                            Tax Credit   Combined
                                           Fund Plus (A) Entity (B)    Eliminations      Combined


Net cash provided by (used for)
 operating activities                     $ (83,778)   $   3,241    $          --     $ (80,537)
                                            ---------    ---------    ---------------   ---------

Cash flows from investing activities:
   Investment in Local Limited
     Partnership                               18,929         --                 --        18,929
   Purchases of marketable securities        (421,444)        --                 --      (421,444)
   Proceeds from sales and maturities
     of marketable securities                  95,093         --                 --        95,093
   Payment of acquisition fees
     and expenses                             (11,790)        --                 --       (11,790)
   Cash distributions received from
     Local Limited Partnerships               104,665         --                 --       104,665
   Purchase of rental property
     and equipment                               --         (3,689)              --        (3,689)
                                            ---------    ---------    ---------------   ---------
Net cash used for investing activities       (214,547)      (3,689)              --      (218,236)
                                            ---------    ---------    ---------------   ---------

Net decrease in cash and cash equivalents    (298,325)        (448)              --      (298,773)

Cash and cash equivalents, beginning          466,189       23,002               --       489,191
                                            ---------    ---------    ---------------   ---------

Cash and cash equivalents, ending           $ 167,864    $  22,554    $          --     $ 190,418
                                            =========    =========    ===============   =========

(A) For the six months ended September 30, 1996. (B) For the six months ended June 30, 1996.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1996, the Fund, including the Combined Entity, had cash and cash equivalents of $190,418, compared with $489,191 at March 31, 1996. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and net cash used for operating activities. These decreases are partially offset by cash distributions received from Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $266,000 have been withdrawn from the Reserve Account to pay legal and other fees relating to various property issues. This amount includes $263,000 relating to the Texas Partnerships. At September 30, 1996, approximately $890,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At September 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $400,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. In addition to the $263,000 noted above, the Fund has also advanced approximately $38,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1996. It is not expected that cash available for distribution, if any, will be significant during the 1996 calendar year. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. Additionally, it is not expected that the Local Limited Partnerships will distribute significant amounts of cash to the Fund in 1996 because such amounts will be needed to fund property operating costs. In addition, many of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the three and six months ended September 30, 1996 resulted in net losses of $688,162 and $1,372,774, as compared to net losses of $380,579 and $1,010,410, for the respective periods in 1995. The increases in net loss are primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in rental revenue. These increases are offset by decreases in rental operation and interest expense items. The increase in equity in losses of Local Limited Partnerships is a result of an increase in recognized losses relating to certain Local Limited Partnerships and repair expenditures made by one Local Limited Partnership during the first half of 1996 for extensive repairs to three of the property's buildings. The decrease in rental revenue and rental operation and interest expenses is due to the exclusion of two of the Texas Partnerships' operations which were previously combined. Please refer to the section entitled "Property Discussions" for additional information.

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

The Managing General Partner of the Fund has executed an agreement to sell the general partner interest in the remaining Texas Partnership (Leatherwood) to an unaffiliated buyer. This property will be restructured into a new partnership in which the Fund will retain a limited partner interest for a period expected to be about twelve months. During this period, investors will continue to receive tax credits from the property. For tax purposes, these events will result in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership will result in nominal amount of recapture of tax credits, because the Texas Partnerships represent only 2% of the Partnership's tax credits.

Capitol Park, located in Oklahoma City, Oklahoma, has been generating deficits mainly due to low occupancy, deferred maintenance and high security costs. To fund the deficits, the management agent has been deferring its fees and reimbursement of other costs. However, there is a significant amount of funding needed to address the property's various issues. An affiliate of the Managing General Partner is actively working with the local general partner and lender to resolve this property's financial problems. Should these negotiations prove unsuccessful, it is unlikely that the Partnership will be able to retain its interest in the property through 1997. Such an event would trigger recapture of tax credits related to Capital Park for investors.

      BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 1996            BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A LIMITED PARTNERSHIP


                                     By:    Arch Street VI, Inc.,
                                     its Managing General Partner




                                     /s/Georgia Murray
                                     Georgia Murray
                                     A Managing Director, Treasurer
                                     and Chief Financial Officer