Form 10-Q
period 1996-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1997-02-12
CIK 870815

February 12, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1996
        File No. 0-22104


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,





/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller



TCP-10Q3.DOC

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

For the quarterly period ended  December 31, 1996

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the transition period from                 to


For Quarter Ended   December 31, 1996   Commission file number     0-22104
                    --------------                               -----------

Boston  Financial Tax Credit Fund Plus, A Limited Partnership
             (Exact name of registrant as specified in its charter)


      Massachusetts                                         04-3105699
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                    Identification No.)


   101 Arch Street, Boston, Massachusetts                    02110-1106
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (617)439-3911

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

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                        Page No.
Item 1.  Financial Statements

         Combined Balance Sheets - December 31, 1996 (Unaudited)
            and March 31, 1996                                          1

         Combined Statements of Operations (Unaudited) - For the
            Three and Nine Months Ended December 31, 1996 and 1995      2

         Combined Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 1996   3

         Combined Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 1996 and 1995        4

         Notes to Combined Financial Statements (Unaudited)             5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        13

PART II - OTHER INFORMATION

Items 1-6                                                              15

SIGNATURE                                                              16

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS

                                                                            December 31,             March 31,
                                                                                1996                   1996
                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                               $      340,712         $     489,191
   Accounts receivable                                                              5,754                22,188
   Mortgagee escrow deposits                                                       10,153                     -
   Tenant security deposits                                                         3,489                     -
   Other current assets                                                            11,780                13,080
                                                                           --------------         -------------
     Total current assets                                                         371,888               524,459

Investments in Local Limited Partnerships, net of reserve
   for valuation of $41,381 at March 31, 1996 (Note 2)                         20,783,842            22,289,712
Marketable securities, at fair value (Note 1)                                     997,260               795,099
Other investments (Note 3)                                                      1,300,636             1,227,001
Organization costs, net of accumulated amortization of
   $48,333 and $40,833, respectively                                                1,667                 9,167
Rental property at cost, net of accumulated depreciation                          524,962               537,457
                                                                           --------------         -------------
     Total Assets                                                          $   23,980,255         $  25,382,895
                                                                           ==============         =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates                                          $      817,187         $     685,821
   Accounts payable and accrued expenses                                           39,938                43,908
   Accrued interest                                                                 3,622                 3,622
   Current portion of mortgage notes payable                                        3,944                 2,181
   Security deposits payable                                                        3,576                 2,025
                                                                           --------------         -------------
     Total current liabilities                                                    868,267               737,557

Long term portion of mortgage notes payable                                       506,036               507,799
                                                                           --------------         -------------
   Total Liabilities                                                            1,374,303             1,245,356
                                                                           --------------         -------------

Minority interest in Local Limited Partnership                                       (247)                   21
                                                                           --------------         -------------

Commitments (Note 4)

General, Initial and Investor Limited Partners' Equity (Deficiency)            22,603,118            24,135,483
Net unrealized gains on marketable securities                                       3,081                 2,035
                                                                           --------------         -------------
Total Partners' Equity (Deficiency)                                            22,606,199            24,137,518
                                                                           --------------         -------------
     Total Liabilities and Partners' Equity (Deficiency)                   $   23,980,255         $  25,382,895
                                                                           ==============         =============

   The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           For the Three and Nine Months Ended December 31, 1996 and 1995

                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              1996              1995                   1996               1995
                                         -------------      -------------          ------------      ---------
Revenue:
   Rental                                 $    32,894        $     74,985          $     67,543      $     181,417
   Investment                                  29,269              16,259                60,979             32,291
   Other                                        3,449              20,066                46,605             72,348
                                          -----------        ------------          ------------      -------------
       Total Revenue                           65,612             111,310               175,127            286,056
                                          -----------        ------------          ------------      -------------

Expenses:
   Asset management fees, related party        44,359              44,769               137,056            134,307
   General and administrative (includes
    reimbursements to an affiliate in the
    in the amounts of $63,566 and
    $64,793 in 1996 and 1995,
    respectively)                              29,090              77,268               145,911            193,473
   Rental operations, exclusive of
    depreciation                               18,702              46,010                62,759            149,122
   Property management fees, related party      2,730                   -                 6,115                  -
   Interest                                     5,222              47,529                11,803            138,446
   Provision for valuation of investment
     in Local Limited Partnership                   -                  18                     -                 18
   Depreciation                                 5,394              27,086                16,184             45,595
   Amortization                                10,948              14,360                32,653             32,395
                                          -----------        ------------          ------------      -------------
       Total Expenses                         116,445             257,040               412,481            693,356
                                          -----------        ------------          ------------      -------------

Net loss before minority interest
   and equity in losses of Local
   Limited Partnerships                       (50,833)           (145,730)             (237,354)          (407,300)

Equity in losses of Local
   Limited Partnerships                      (133,861)           (564,261)           (1,368,914)        (1,358,658)

Minority interest in (income) losses
   of Local Limited Partnerships                  (16)                267                   268                934
                                          -----------        ------------          ------------      -------------

Net Loss before accretion of
   Original Issue Discount                   (184,710)           (709,724)           (1,606,000)        (1,765,024)

Accretion of Original Issue
   Discount                                    25,119              23,243                73,635             68,133
                                          -----------        ------------          ------------      -------------

Net Loss                                  $  (159,591)       $   (686,481)         $ (1,532,365)     $  (1,696,891)
                                          ===========        ============          ============      =============

Net Income (Loss) per Limited
  Partnership Unit:
   Class A Unit (34,643 Units)            $     (4.94)       $     (18.98)         $     (42.96)     $      (47.21)
                                          ===========        ============          =============     =============

   Class B Unit (3,290 Units)             $       4.08       $      (6.60)         $      (8.55)     $      (13.28)
                                          ============       ============          =============     =============

  The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1996



                                                         Investor        Investor
                                            Initial       Limited         Limited           Net
                                General     Limited      Partners,       Partners,      Unrealized
                               Partners     Partner      Class A         Class B         Gains           Totals


Balance at March 31, 1996     $  (87,810)   $  5,000  $ 21,520,888     $ 2,697,405     $    2,035    $   24,137,518

Net Loss before accretion
   of Original Issue Discount    (16,060)          -    (1,488,184)       (101,756)             -        (1,606,000)

Accretion of Original
   Issue Discount                      -           -             -          73,635              -            73,635

Net change in unrealized
   gains on marketable
   securities available
   for sale (Note 1)                   -           -             -               -          1,046             1,046
                              ----------    --------  ------------     -----------     ----------    --------------

Balance at
   December 31, 1996          $ (103,870)   $  5,000  $ 20,032,704     $ 2,669,284     $    3,081    $   22,606,199
                              ==========    ========  ============     ===========     ==========    ==============


   The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1996 and 1995

                                                                              1996                      1995
                                                                         -------------             ---------

Net cash used for operating activities                                   $    (105,676)             $   (123,468)
                                                                         --------------             ------------

Cash flows from investing activities:
    Investments in Local Limited Partnerships                                   18,929                  (194,999)
    Purchases of marketable securities                                        (520,890)               (1,212,358)
    Proceeds from sales and maturities of marketable securities                369,973                 1,635,612
    Payment of acquisition fees and expenses                                   (15,990)                   (1,805)
    Cash distributions  received from Local Limited Partnerships               108,864                    95,232
    Purchase of rental property and equipment                                   (3,689)                  (39,532)
                                                                         -------------              ------------
Net cash provided by (used for) investing activities                           (42,803)                  282,150
                                                                         --------------             ------------

Net increase (decrease) in cash and cash equivalents                          (148,479)                  158,682

Cash and cash equivalents, beginning                                           489,191                   373,535
                                                                         -------------              ------------

Cash and cash equivalents, ending                                        $     340,712              $    532,217
                                                                         =============              ============

Supplemental disclosure of cash flow activity:
    Cash paid for interest                                               $      11,803              $     53,337
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


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value

Debt securities issued by
   the US Treasury and
   other US Government agencies           $   881,019        $   5,294      $     (551)      $   885,762

Mortgage backed securities                     75,476                -          (1,508)           73,968

Other debt securities                          37,684                6            (160)           37,530
                                          -----------        ---------      ----------       -----------

Marketable securities
   at December 31, 1996                   $   994,179        $   5,300      $   (2,219)      $   997,260
                                          ===========        =========      ==========       ===========


Debt securities issued by
   the US Treasury and
   other US Government agencies           $   609,683        $   4,055      $      (30)      $   613,708

Mortgage backed securities                     31,122                -            (783)           30,339

Other debt securities                         152,259                -          (1,207)          151,052
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 1996                      $   793,064        $   4,055      $   (2,020)      $   795,099
                                          ===========        =========      ==========       ===========


The contractual maturities at December 31, 1996 are as follows:

                                                                                                Fair
                                                                        Cost                    Value

Due in less than one year                                            $   647,908             $   651,192
Due in one year to five years                                            270,795                 272,100
Mortgage backed securities                                                75,476                  73,968
                                                                     -----------             -----------
                                                                     $   994,179             $   997,260
                                                                     ===========             ===========


        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $370,000 and $1,636,000 for the nine months ended December 31, 1996 and 1995, respectively. Included in investment income are gross gains of $50,412 and gross losses of $214 which were realized on these sales during the nine months ended December 31, 1996 and gross gains of $480 and gross losses of $19,367 which were realized on these sales during the nine months ended December 31, 1995.

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

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entity, at December 31, 1996:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  28,192,878

Cumulative equity in losses of Local Limited Partnerships                                         (8,211,256)

Cash distributions received from Local Limited Partnerships                                         (243,546)
                                                                                               -------------


Investments in Local Limited Partnerships before adjustments                                      19,738,076

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,168,545

   Accumulated amortization of acquisition fees and expenses                                        (122,779)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  20,783,842
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

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of the Local Limited Partnerships, excluding the Combined Entity, in which the Fund had invested as of December 31, 1996 is as follows:

Summarized Balance Sheets - September 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                                    $  77,393,458
   Current assets                                                                                  2,432,325
   Other assets                                                                                    5,490,193
                                                                                               -------------
      Total Assets                                                                             $  85,315,976
                                                                                               =============

Liabilities and Partners' Equity:
   Long-term debt                                                                              $  56,833,778
   Current liabilities                                                                             3,411,694
   Other debt                                                                                      3,189,976
                                                                                               -------------
      Total Liabilities                                                                           63,435,448

   Partners' Equity                                                                               21,880,528
                                                                                               -------------
      Total Liabilities and Partners' Equity                                                   $  85,315,976
                                                                                               =============

Summarized Income Statements - For the nine months ended September 30, 1996 (Unaudited)

Rental and other revenue                                                                       $   8,149,909
                                                                                               -------------

Expenses:
   Operating                                                                                       4,384,849
   Interest                                                                                        2,928,287
   Depreciation and amortization                                                                   2,283,896
                                                                                               -------------
      Total Expenses                                                                               9,597,032

      Net Loss                                                                                 $  (1,447,123)
                                                                                               =============

Fund's share of net loss                                                                       $  (1,368,914)
                                                                                               =============
Other Partners' share of net loss                                                              $     (78,209)
                                                                                               =============

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

3.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost and current fair value at December 31, 1996 is composed of the following:


   Aggregate cost of Treasury STRIPS                                                         $   918,397
   Accumulated accretion of Original Issue Discount                                              382,239

                                                                                             -----------
                                                                                             $ 1,300,636

Maturity dates for the STRIPS held at December 31, 1996 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


4.   Commitments

At December 31, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $400,000.


5.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest) subject to their liabilities to unaffiliated entities. The transfers were effective May 31, 1996. The Managing General Partner of the Fund is working to sell the general partner interest in the remaining Texas Partnership (Leatherwood) to an unaffiliated buyer. In the meantime, investors will continue to receive tax credits from the property.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


6.   Supplemental Combining Schedules
                                 Balance Sheets

                                       Boston Financial
                                          Tax Credit             Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Assets
Current assets:
   Cash and cash equivalents             $      319,297        $     21,415     $          -       $     340,712
   Accounts receivable                            8,492               5,754           (8,492)              5,754
   Mortgagee escrow deposits                          -              10,153                -              10,153
   Tenant security deposits                           -               3,489                -               3,489
   Other current assets                          11,474                 306                -              11,780
                                         --------------        ------------     ------------       -------------
     Total current assets                       339,263              41,117           (8,492)            371,888

Investments in Local Limited
   Partnerships                              20,804,207                   -          (20,365)         20,783,842
Marketable securities, at fair value            997,260                   -                -             997,260
Other investments                             1,300,636                   -                -           1,300,636
Organization costs, net                           1,667                   -                -               1,667
Rental property at cost, net of
   accumulated depreciation                           -             524,962                -             524,962
                                         --------------        ------------     ------------       -------------
     Total Assets                        $   23,443,033        $    566,079     $    (28,857)      $  23,980,255
                                         ==============        ============     =============      =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates        $      816,173        $      9,506     $     (8,492)      $     817,187
   Accounts payable and accrued
     expenses                                    20,661              19,277                -              39,938
   Accrued interest                                   -               3,622                -               3,622
   Current portion of mortgage
     notes payable                                    -               3,944                -               3,944
   Security deposits payable                          -               3,576                -               3,576
                                         --------------        ------------     ------------       -------------
     Total current liabilities                  836,834              39,925           (8,492)            868,267

Long term portion of mortgage
   notes payable                                      -             506,036                -             506,036
                                         --------------        ------------     ------------       -------------
     Total Liabilities                          836,834             545,961           (8,492)          1,374,303
                                         --------------        ------------     ------------       -------------

Minority interest in Local Limited
   Partnership                                        -                   -             (247)               (247)
                                         --------------        ------------     ------------       -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)     22,603,118              20,118          (20,118)         22,603,118
Net unrealized gains on
   marketable securities                          3,081                   -                -               3,081
                                         --------------        ------------     ------------       -------------
Total Partners' Equity (Deficiency)          22,606,199              20,118          (20,118)         22,606,199
                                         --------------        ------------     ------------       -------------
     Total Liabilities and
       Partners' Equity (Deficiency)     $   23,443,033        $    566,079     $    (28,857)      $  23,980,255
                                         ==============        ============     ============       =============

(A)  As of December 31, 1996
(B)  As of September 30, 1996

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


6.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1996

                                       Boston Financial
                                          Tax Credit             Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Revenue:
   Rental                                  $          -        $    32,894      $          -       $      32,894
   Investment                                    29,269                  -                 -              29,269
   Other                                          2,707                742                 -               3,449
                                           ------------        -----------      ------------       -------------
     Total Revenue                               31,976             33,636                 -              65,612
                                           ------------        -----------      ------------       -------------

Expenses:
   Asset management fees, related party          44,359                  -                 -              44,359
   General and administrative                    29,090                  -                 -              29,090
   Rental operations, exclusive of
     depreciation                                     -             18,702                 -              18,702
   Property management fees,
     related party                                    -              2,730                 -               2,730
   Interest                                           -              5,222                 -               5,222
   Depreciation                                       -              5,394                 -               5,394
   Amortization                                  10,948                  -                 -              10,948
                                           ------------        -----------      ------------       -------------
     Total Expenses                              84,397             32,048                 -             116,445
                                           ------------        -----------      ------------       -------------

Net income (loss) before equity in losses of
   Local Limited Partnerships and
   accretion of Original Issue Discount         (52,421)             1,588                 -             (50,833)

Equity in losses of
   Local Limited Partnerships                  (132,289)                 -            (1,572)           (133,861)

Minority interest in income of
   Local Limited Partnership                          -                  -               (16)                (16)
                                           ------------        -----------      -------------      --------------

Net Income (Loss) before accretion of
   Original Issue Discount                     (184,710)             1,588            (1,588)           (184,710)

Accretion of Original Issue Discount             25,119                  -                 -              25,119
                                           ------------        -----------      ------------       -------------

Net Income (Loss)                          $   (159,591)       $     1,588      $     (1,588)      $    (159,591)
                                           ============        ===========      ============       =============


(A) For the three months ended December 31, 1996.
(B) For the three months ended September 30, 1996.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


6.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1996


                                       Boston Financial
                                          Tax Credit             Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Revenue:
   Rental                                  $          -        $    67,543      $          -       $      67,543
   Investment                                    60,979                  -                 -              60,979
   Other                                         44,126              2,479                 -              46,605
                                           ------------        -----------      ------------       -------------
     Total Revenue                              105,105             70,022                 -             175,127
                                           ------------        -----------      ------------       -------------

Expenses:
   Asset management fees, related party         137,056                  -                 -             137,056
   General and administrative                   145,911                  -                 -             145,911
   Rental operations, exclusive of
     depreciation                                     -             62,759                 -              62,759
   Property management fees,
     related party                                    -              6,115                 -               6,115
   Interest                                           -             11,803                 -              11,803
   Depreciation                                       -             16,184                 -              16,184
   Amortization                                  32,653                  -                 -              32,653
                                           ------------        -----------      ------------       -------------
     Total Expenses                             315,620             96,861                 -             412,481
                                           ------------        -----------      ------------       -------------

Net loss before equity in losses of
   Local Limited Partnerships and
   accretion of Original Issue Discount        (210,515)           (26,839)                -            (237,354)

Equity in losses of
   Local Limited Partnerships                (1,395,485)                 -            26,571          (1,368,914)

Minority interest in losses of
   Local Limited Partnership                          -                  -               268                 268
                                           ------------        -----------      ------------       -------------

Net Loss before accretion
   of Original Issue Discount                (1,606,000)           (26,839)           26,839          (1,606,000)

Accretion of Original Issue Discount             73,635                  -                 -              73,635
                                           ------------        -----------      ------------       -------------

Net Loss                                   $ (1,532,365)       $   (26,839)     $     26,839       $  (1,532,365)
                                           ============        ===========      ============       =============


(A) For the nine months ended  December 31, 1996.
(B) For the nine months ended September 30, 1996.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

6.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                            Tax Credit           Combined
                                           Fund Plus (A)         Entity (B)          Eliminations         Combined

Net cash provided by (used for)
   operating activities                     $   (107,778)      $      2,102   $            -      $       (105,676)
                                            ------------       ------------   --------------      ----------------

Cash flows from investing activities:
   Investment in Local Limited
     Partnership                                  18,929                  -                -                18,929
   Purchases of marketable securities           (520,890)                 -                -              (520,890)
   Proceeds from sales and maturities
     of marketable securities                    369,973                  -                -               369,973
   Payment of acquisition fees
     and expenses                                (15,990)                 -                -               (15,990)
   Cash distributions received from
     Local Limited Partnerships                  108,864                  -                -               108,864
   Purchase of rental property
     and equipment                                     -             (3,689)               -                (3,689)
                                            ------------       ------------   --------------      -----------------
Net cash used for investing activities           (39,114)            (3,689)               -               (42,803)
                                            ------------       ------------   --------------      ----------------

Net decrease in cash and cash equivalents       (146,892)            (1,587)               -              (148,479)

Cash and cash equivalents, beginning             466,189             23,002                -               489,191
                                            ------------       ------------   --------------      ----------------

Cash and cash equivalents, ending           $    319,297       $     21,415   $            -      $        340,712
                                            ============       ============   ==============      ================

(A) For the nine months ended  December 31, 1996.
(B) For the nine months ended September 30, 1996.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Fund, including the Combined Entity, had cash and cash equivalents of $340,712, compared with $489,191 at March 31, 1996. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and net cash used for operating activities. These decreases are partially offset by cash distributions received from Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $267,000 have been withdrawn from the Reserve Account to pay legal and other fees relating to various property issues. This amount includes approximately $264,000 relating to the Texas Partnerships. At December 31, 1996, approximately $896,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At December 31, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $400,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. In addition to the $264,000 noted above, the Fund has also advanced approximately $38,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1996.

Results of Operations

The Fund's results of operations for the three and nine months ended December 31, 1996 resulted in net losses of $159,591 and $1,532,365, respectively, as compared to net losses of $686,481 and $1,696,891 for the respective periods in 1995. The decreases in net loss for the three and nine month periods were primarily attributable to decreases in general and administrative, interest and rental operations expenses, coupled with an increase in investment revenue. These decreases to net loss were slightly offset by a decrease in rental revenue. The decrease in general and administrative expenses was due to a decrease in expenses paid on behalf of the Texas Partnerships. The decreases in interest and rental operations expenses and rental revenue were due to the exclusion of two of the Texas Partnership's operations which were previously combined. Please refer to the section entitled "Property Discussions" for additional information. The increase in investment interest was attributable to favorable market conditions for the sale of marketable securities.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

In addition to the aforementioned factors, the three month period experienced a decrease in equity in losses of Local Limited Partnerships. This decrease was the result of the capitalization of extensive repair expenditures during the third quarter, which were previously expensed, which were made by one Local Limited Partnership during 1996.

Property Discussions

All of the properties owned by the Local Limited Partnerships in which the Fund has invested have been completed and achieved initial lease-up. Operations at most properties are stable and a majority of the properties are operating at break-even or generating operating cash flow. However, a few properties are experiencing significant issues. In most cases, the Local General Partners are funding operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt service in order to improve property cash flow.

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest), subject to their liabilities, to unaffiliated entities. The transfers were effective May 31, 1996. The Managing General Partner of the Fund is working to sell the general partner interest in the remaining Texas Partnership (Leatherwood) to an unaffiliated buyer. In the meantime, investors will continue to receive tax credits from the property. For tax purposes, these events will result in both
Section 1231 Gain and Cancellation of Indebtedness income for the partners, most of which will be reported in 1996. In addition, the transfer of ownership will result in a nominal amount of tax credit recapture because the Texas Partnerships represent only 2% of the Partnership's tax credits.

Operating difficulties continue at Capitol Park, located in Oklahoma City, Oklahoma, as a result of low occupancy, deferred maintenance and security issues. Deficits are currently being funded by the management agent. Meanwhile, an affiliate of the Managing General Partner is negotiating with the Local General Partner and lender to resolve the significant problems at the property and to identify additional capital resources. Pending the outcome of these negotiations, it appears unlikely that the Partnership will be able to retain its interest in the property through 1997. Such an event would trigger recapture of one third of the tax credit benefits, plus interest, investors have received to date.

Broadway Tower, located in Revere, Massachusetts, continues to suffer from operating deficits resulting from low occupancy. Recently, the Local General Partner successfully negotiated with the local housing authority for Section 8 rent increases, and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. Deficits are currently being funded by the management agent.

Despite a 1994 debt restructure, Bancroft Street Apartments, located in Toledo, Ohio, is experiencing operating deficits primarily due to occupancy issues and deteriorating market conditions. The management agent, which is currently funding the deficits, is addressing these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1996.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 1997              BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A LIMITED PARTNERSHIP


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