Form 10-K
period 1997-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1997-06-30
CIK 870815

June 27, 1997




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-K for the Year Ended March 31, 1997 Commission File Number 0-22104


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,


/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller



TCP10K-K

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number
March 31, 1997                                         0-22104

       BOSTON  FINANCIAL  TAX CREDIT  FUND  PLUS,  A LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

      Massachusetts                                          04-3105699
(State of organization)                                    (I.R.S. Employer
                                                            Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                    02110-1106
(Address of Principal executive office)                    (Zip Code)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
          Title of each class                      which registered
                None                                  None

Securities registered pursuant to Section 12(g) of the Act:

             CLASS A AND CLASS B UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)
                                     100,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.

                      $37,933,000 as of March 31, 1997

                                                        K-7
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

                                                             Part of Report on
                                                             Form 10-K into
                                                             Which the Document
Documents incorporated by reference                          is Incorporated

Post-effective amendment No. 5 to the Form S-11
     Registration Statement, File # 33-38408                 Part I, Item 1

Post-effective amendment No. 6 to the Form S-11
     Registration Statement File # 33-38408                  Part III, Item 12

Acquisition Reports                                          Part I, Item 1

Prospectus - Sections Entitled:

     "Investment Objectives and Policies -
      Principal Investment Objectives"                       Part I, Item 1

     "Investment Risks"                                      Part I, Item 1

     "Estimated Use of Proceeds"                             Part III, Item 13

     "Management Compensation and Fees"                      Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                        Part III, Item 13

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                       Page No.

PART I

     Item 1      Business                                                K-3
     Item 2      Properties                                              K-6
     Item 3      Legal Proceedings                                       K-13
     Item 4      Submission of Matters to a Vote of
                  Security Holders                                       K-13

PART II

     Item 5      Market for the Registrant's Units and
                  Related Security Holder Matters                        K-13
     Item 6      Selected Financial Data                                 K-14
     Item 7      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          K-16
     Item 8      Financial Statements and Supplementary Data             K-19
     Item 9      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 K-19

PART III

     Item 10     Directors and Executive Officers
                  of the Registrant                                      K-20
     Item 11     Management Remuneration                                 K-21
     Item 12     Security Ownership of Certain Beneficial
                  Owners and Management                                  K-21
     Item 13     Certain Relationships and Related Transactions          K-22

PART IV

     Item 14     Exhibits, Financial Statement Schedule and
                  Reports on Form 8-K                                    K-25

SIGNATURES                                                               K-26

                                PART I

Item 1.  Business

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on December 10, 1990 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorized the sale of up to 100,000 Class A and Class B units of Limited Partnership Interest ("Class A Units" and "Class B Units"; Class A Units and Class B Units are collectively called "Units") at $1,000 per Unit, adjusted for certain discounts. The Fund raised $37,932,300 ("Gross Proceeds"), net of discounts of $700, through the sale of 34,643 Class A Units and 3,290 Class B Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on January 11, 1993.

An affiliate of the Managing General Partner, BF Texas Limited Partnership, was admitted as an additional Local General Partner with responsibility for all management decisions in three Local Limited Partnerships in which the Fund has invested (the "Texas Partnerships"). As a result, the Fund was deemed to have control over the Texas Partnerships and the accompanying financial statements are presented in combined form ("Combined Financial Statements") to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Fund's operating results, not the business of the Fund. Accordingly, presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole. As described more fully under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, the Managing General Partner transferred all of the assets of two of the Texas Partnerships on May 31, 1996, subject to their liabilities to unaffiliated entities. Therefore, as of March 31, 1997, one remaining Texas Partnership is presented in combined form.

The Fund has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs, and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The investment objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes; and (iv) to provide payments to Class B Limited Partners from Treasury STRIPS. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investments objectives, along with the risk in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the Properties owned by the Local Limited Partnerships in which the Fund has invested. Item 7 of this Report on Form 10-K contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in six supplements to the Prospectus and five Form 8-K filings which were collected in Post-effective Amendment No. 5 to the
Registration Statement (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.



                                     TABLE A

                               SELECTED LOCAL LIMITED
                                 PARTNERSHIP DATA
                                    (Unaudited)

Properties owned by                                                                      Date Interest
Local Limited Partnerships*                          Location                              Acquired

     Leatherwood (formerly Village Oaks)**           Yoakum, TX                           12/23/91
     Tamaric**                                       Cedar Park, TX                       12/23/91
     Northwest**                                     Georgetown, TX                       12/23/91
     Pilot House                                     Newport News, VA                     02/25/92
     Jardines de Juncos                              Juncos, PR                           04/14/92
     Livingston Arms                                 Poughkeepsie, NY                     05/01/92
     Broadway Tower                                  Revere, MA                           06/02/92
     45th & Vincennes                                Chicago, IL                          06/26/92
     Phoenix Housing                                 Moorhead, MN                         07/06/92
     Cottages of Aspen                               Oakdale, MN                          07/02/92
     Long Creek Court                                Kittrell, NC                         07/01/92
     Atkins Glen                                     Stoneville, NC                       07/01/92
     Tree Trail                                      Gainesville, FL                      10/30/92
     Meadow Wood                                     Smyrna, TN                           10/30/92
     Primrose                                        Grand Forks, ND                      12/09/92
     Sycamore                                        Sioux Falls, ND                      12/17/92
     Preston Place                                   Winchester, VA                       12/21/92
     Kings Grant Court                               Statesville, NC                      12/23/92
     Chestnut Plains                                 Winston-Salem, NC                    12/24/92
     Bancroft Court                                  Toledo, OH                           12/31/92
     Capitol Park                                    Oklahoma City, OK                    02/10/93
     Hudson Square                                   Baton Rouge, LA                      03/08/93
     Walker Woods II                                 Dover, DE                            06/11/93
     Vista Villa                                     Saginaw County, MI                   08/04/93
     Metropolitan                                    Chicago, IL                          08/19/93
     Carolina Woods II                               Greensboro, NC                       10/11/93
     Linden Square                                   Genesee County, MI                   10/29/93
     New Garden Place                                Gilmer, NC                           06/24/94
     Findley Place                                   Minneapolis, MN                      07/15/94

* The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for an 82% interest in Livingston Arms, a 98.75% interest in Metropolitan and a 97.9% interest in New Garden Place. Profits and losses arising from sale or refinancing transactions will be allocated in accordance with the respective Local Limited Partnership Agreements.

** On May 31, 1996, the Managing General Partner transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest) subject to their liabilities to unaffiliated entities. The Managing General Partner is working on a plan to transfer the title to the remaining Texas Partnership (Leatherwood) to an unaffiliated buyer. The transfer will occur subsequent to March 31, 1997.

As previously reported, due to construction and other problems at Villas de Montellano in Morovis, Puerto Rico, the Managing General Partner has abandoned its interest in this Local Limited Partnership to the Local General Partner. Also, as previously reported, the Managing General Partner elected to exercise its rights under the Repurchase Agreement and requested from the Local General Partner and the Guarantor the repayment of the capital contributions advanced by the Fund and of certain expenses associated with this investment. However, the Local General Partner and the Guarantor filed for bankruptcy in May and August 1994, respectively, and it is unlikely that they will meet all of their obligations under the Repurchase Agreement. The Fund has engaged counsel to vigorously pursue the Fund's claim in the Bankruptcy Court. The Fund wrote off this investment in Fiscal 1996.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership (except the Texas Partnerships) has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1997, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited Partnerships: (i) Tree Trail and Meadow Wood, representing 12.94%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Long Creek Court, Atkins Glen, Kings Grant Court and Chestnut Plains, representing 4.68%, have Gordon Blackwell and MBG Investment Inc. as Local General Partners; (iii) Phoenix Housing, Primrose and Sycamore, representing 6.10%, have Jerry Meide and/or certain affiliates as Local General Partners (Phoenix Housing has Phoenix Housing, Inc. and RRABB, Inc., Primrose has RRABB, Inc., and Sycamore has Jerry Meide and RRABB, Inc.); and (iv) Pilot House and Preston Place, representing 16.27%, have Castle Development Corporation as Local General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

The properties owned by Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a property are subject to recapture to the extent that the property or any portion thereof ceases to qualify for the Tax Credits.

The Fund is managed by Arch Street VI, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VI Limited Partnership. To economize on direct and indirect payroll costs, the Fund, which does not have any employees, reimburses The Boston Financial Group Limited Partnership, an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 10 of this Report.

Item 2.  Properties

Following the transfer of two of the Texas Partnerships and the disposition of Villas de Montellano, the Fund owns limited partnership interests in twenty-seven Local Limited Partnerships, which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is generally 99%, except for Livingston Arms, Metropolitan and New Garden Place, where the Fund's ownership interest is 82%, 98.75% and 97.9%, respectively.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; and iii) loans with repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Fund.






                                                       Capital Contributions
Local Limited Partnership         Number      Total committed     Paid through    Mtge. loans payable                   Occupancy
Property Name                       of         at March 31,        March 31,        at December 31,       Type of      at March 31,
Property Location               Apt. Units         1997               1997               1996             Subsidy*         1997
-----------------------------  ------------   ----------------    -------------    -------------------    ---------    -------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)**(A)
Leatherwood Terrace
Yoakum, TX                              40   $    176,212          $176,212            $739,994             FmHA              88%

Tamaric Housing Associates, LTD. (A)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing Associates,
     LTD. (A)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA                       132      2,479,708         2,479,708           3,312,571             None             100%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                              60        604,781           604,781           2,626,623             FmHA             100%






                                                      Capital Contributions
Local Limited Partnership       Number      Total committed      Paid through      Mtge. loans payable                    Occupancy
Property Name                    of           at March 31,          March 31,         at December 31,      Type of      at March 31,
Property Location             Apt. Units          1997                1997                 1996            Subsidy*         1997
---------------------------  -------------   ----------------    -------------     ---------------------   -----------  ------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                      25         1,114,686        1,114,686             543,383             None              92%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                            92         2,350,000        2,350,000           6,019,855             Section 8        100%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                          40           457,810          457,810           1,970,000             Section 8         90%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                          114         1,027,333        1,027,333           4,800,000             None              97%

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                           19           689,080          689,080             677,485             Section 8         94%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                          14           120,476          120,476             555,936             FmHA             100%






                                                      Capital Contributions
Local Limited Partnership         Number       Total committed      Paid through    Mtge. loans payable                   Occupancy
Property Name                       of           at March 31,         March 31,       at December 31,      Type of      at March 31,
Property Location               Apt. Units           1997                1997               1996           Subsidy*          1997
----------------------------  -------------   ------------------   --------------  ---------------------  ---------- ---------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                       24            205,574         205,574             959,375              FmHA              92%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL                     108          2,060,143       2,060,143           2,698,463              None              98%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                           88          1,742,671       1,742,671           2,695,743              None              99%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND                      48            674,557         674,557           1,106,063             None               96%

Duluth Limited Partnership II
Sycamore
Sioux Falls, ND                      48            657,000         657,000           1,287,938             None               85%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                      120          2,300,000       2,300,000           3,252,334             None               98%






                                                    Capital Contributions
Local Limited Partnership       Number       Total committed    Paid through    Mtge. loans payable                    Occupancy
Property Name                    of           at March 31,        March 31,       at December 31,       Type of      at March 31,
Property Location              Apt.Units          1997              1997              1996              Subsidy*          1997
---------------------------    ----------    ----------------  --------------   --------------------    ---------   ----------------

Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC                      36          708,530           708,530            914,846              None             100%

Chestnut Plains Limited
     Partnership
Chestnut Plains
Winston-Salem, NC                    24          319,810           319,810            611,612              None             100%

Prince Hall Housing Associates,
     Limited
Capitol Park
Oklahoma City, OK                   184        1,495,000         1,495,000          1,570,000              Section 8         66%

Bancroft Street Limited
     Partnership
Bancroft Court
Toledo, OH                           97          902,340           902,340          1,364,959              Section 8         80%

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA                      82          554,670           554,670            927,939              Section 8         98%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                            19          591,429           591,429            852,262              None             100%






                                                     Capital Contributions
Local Limited Partnership        Number     Total committed     Paid through    Mtge. loans payable                      Occupancy
Property Name                     of         at March 31,         March 31,        at December 31,        Type of       at March 31,
Property Location               Apt.Units        1997               1997               1996              Subsidy*            1997
----------------------------- ------------   ---------------  -----------------  --------------------   ----------   ---------------

Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI                 100         1,204,762        1,204,762           4,612,432              None             100%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                         69         2,296,714        1,896,714           2,074,978              Section 8         56%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC                      40           750,238          750,238             929,233              None              98%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI                 120         1,299,774        1,299,774           5,453,467              None              99%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                          76         1,269,794        1,269,794           2,292,852              None              99%






                                                  Capital Contributions
Local Limited Partnership      Number      Total committed    Paid through      Mtge. loans payable                      Occupancy
Property Name                   of          at March 31,        March 31,         at December 31,        Type of        at March 31,
Property Location            Apt.Units         1997               1997                1996               Subsidy*           1997
-------------------------- -------------   ---------------- ---------------    ---------------------    ------------   ------------

Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place Apartments
Minneapolis, MN                   89             716,000          716,000           2,885,000             None             100%
                               ------        ------------    ------------        ------------
                               1,908          28,769,092       28,369,092          57,735,343
                               ======
     Less** Combined Entity                      176,212          176,212             739,994
                                            ------------     ------------        ------------
                                            $ 28,592,880     $ 28,192,880         $56,995,349
                                            ============     ============         ===========

*   FmHA        This subsidy,   which is authorized   under  Section  515 of the
                Housing Act of  1949, can  be  one  or  a  combination  of  many different  types.  For instance,  FmHA  may  provide:  1) direct below-market-rate  mortgage  loans for rural rental housing;  2)
                mortgage interest subsidies which effectively lower the interest
                rate  of  the loan to 1%; 3) a  rental   assistance   subsidy to
                tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

    Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

    (A) On May 31, 1996, the Managing General Partner transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest) subject to their liabilities to unaffiliated entities. The two Texas Partnerships had total capital contributions and mortgage payable amounts of $152,222 and $727,023, respectively, at the date of transfer. The Managing General Partner is working on a plan to transfer the remaining Texas Partnership (Leatherwood) to an unaffiliated buyer. The transfer will occur subsequent to March 31, 1997.

Item 3.  Legal Proceedings

Except for certain claims made by the Fund against the Local General Partner and the Guarantor of Villas De Montellano and the Texas Partnerships in connection with their bankruptcy proceedings, the Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                 PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Fund. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Fund.

The Partnership Agreement does not impose on the Fund or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 1997, there were 2,055 record holders of Units of the Fund.

To date, the Fund has made no cash distributions.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Fund's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report. As of November 1, 1993, all intercompany balances and transactions that relate to the Texas Partnerships have been eliminated.

                                           March 31,       March 31,        March 31,        March 31,        March 31,
                                             1997             1996            1995             1994             1993
                                          ------------    -------------    ------------    --------------    ------------

Revenue (E)                              $    257,145   $      314,443   $     290,327   $    426,449         $291,963
Equity in losses of Local Limited
   Partnerships (E)                       (2,546,404)      (2,034,515)     (2,048,621)    (2,102,783)        (774,944)
Extraordinary gain on forgiveness
   of indebtedness                                  -          643,509               -              -                -
   Per Limited Partnership Unit (A):
     Class A Unit                                   -            17.21               -              -                -
     Class B Unit                                   -            12.39               -              -                -
Accretion of original issue discount           98,713           91,595          84,533         78,234           53,169
Net Loss                                  (2,822,852)      (2,427,884)     (2,957,453)    (2,419,200)        (804,285)
   Per Limited Partnership Unit (A):
     Class A Unit                             (78.15)          (67.39)         (81.37)        (66.80)          (41.79)
     Class B Unit                             (26.26)          (20.68)         (32.89)        (24.32)           (0.49)
Cash, cash equivalents and marketable
    securities (E)                          1,380,214        1,284,290       1,608,658      6,590,255       13,519,783
Other investments                           1,325,714        1,227,001       1,135,406      1,050,873          972,639
Investments in Local Limited
   Partnerships, at original cost          29,738,338       29,738,338      29,738,338     25,218,364       18,512,132
Total assets (B)                           22,989,174       25,382,895      28,836,803     31,738,376       32,338,944
Total liabilities (E)                       1,678,819        1,245,356       2,312,235      2,349,018          398,924
Other Data:
Passive loss (C)                          (2,879,273)      (3,272,132)     (3,208,044)    (2,760,037)        (777,928)
   Per Limited Partnership Unit (A):
     Class A Unit                             (77.02)          (87.52)         (85.81)        (73.83)          (68.26)
     Class B Unit                             (55.45)          (63.02)         (61.78)        (53.15)          (49.15)
Portfolio income (C)                          268,300          211,584         396,729        694,665            9,721
   Per Limited Partnership Unit (A):
     Class A Unit                                7.19             5.66           10.61          16.55            13.04
     Class B Unit (D)                           34.69            31.31           32.85          34.93            20.84
Net short-term capital losses (C)                   -                -        (45,877)              -                -
   Per Limited Partnership Unit (A):
     Class A Unit                                   -                -          (1.23)              -                -
     Class B Unit                                   -                -          (0.88)              -                -
Net long-term capital losses (C)                    -        (538,686)       (173,620)              -                -
   Per Limited Partnership Unit (A):
     Class A Unit                                   -          (14.41)          (4.64)              -                -
     Class B Unit                                   -          (10.37)          (3.34)              -                -
Low-Income Housing Tax Credit (C)           5,769,841        5,790,896       4,886,427      3,696,088        1,029,851
   Per Limited Partnership Unit (A):
     Class A Unit                              154.33           154.90          130.70          98.86            66.86
     Class B Unit                              111.12           111.52           94.10          71.18            48.14



Item 6.  Selected Financial Data (continued)

                                           March 31,       March 31,        March 31,        March 31,        March 31,
                                             1997             1996            1995             1994             1993
                                          ------------    -------------    ------------    --------------    ------------

Recapture of Low-Income
   Housing Tax Credits (C)                     43,133                -               -              -                -
   Per Limited Partnership Unit (A):
     Class A Unit                                1.15                -               -              -                -
     Class B Unit                                 .83                -               -              -                -
Local Limited Partnership interests
   owned at end of period (F)                      27               29              30             28               23


(A) Per Limited Partnership Unit data is based upon the units outstanding of 34,643 and 3,290 for Class A Units and Class B Units, respectively, for the years ended March 31, 1997, 1996, 1995 and 1994 and a weighted average number of units outstanding of 19,012 and 2,389 for Class A Units and Class B Units, respectively, for the year ended March 31, 1993.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Fund for income tax purposes.

(D)  Includes $97,097, $89,592, $82,949, $75,692 and $36,545 of accretion of the
     Original Issue Discount for the calendar years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, which is allocable only to holders of Class B Units.

(E) Revenue for the years ended March 31, 1997, 1996, 1995 and 1994 includes $123,962, $252,861, $246,926 and $70,456, respectively, of total revenue from the Texas Partnerships. Equity in losses of Local Limited Partnerships for the years ended March 31, 1997, 1996, 1995 and 1994 does not include $69,939, $25,589, $93,745 and $22,845, respectively, from the Texas
     Partnerships that have been combined with the Fund's loss. Cash and cash equivalents and marketable securities at March 31, 1997, 1996, 1995 and 1994 includes $332, $23,002, $31,258 and $15,266, respectively, of cash and cash equivalents from the Texas Partnerships (other than the Texas Partnerships described in (F) below) that is included in the combined cash and cash equivalents of the Partnership. Total liabilities at March 31, 1997, 1996, 1995 and 1994 includes $769,008, $527,203, $1,743,177 and
     $1,661,812, respectively, from the Texas Partnerships.

(F) On May 31, 1996, the Managing General Partner transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest) subject to their liabilities to an unaffiliated entity. In 1996, the Fund wrote off its investment in Villas de Montellano against the established reserve.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Fund, including the Combined Entity, had cash and cash equivalents of $381,519 as compared with $489,191 at March 31, 1996. The decrease is primarily attributable to cash used for operations, purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and the purchase of rental property and equipment. These decreases are partially offset by cash distributions received from Local Limited Pratnerships and proceeds from the mortgage note payable of the Combined Entity.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $289,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. This amount includes approximately $286,000 relating to the Texas Partnerships. At March 31, 1997, approximately $929,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $400,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. In addition to the $286,000 noted above, the Fund has also advanced approximately $38,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the years ended March 31, 1997, 1996 or 1995. It is not expected that cash available for distribution, if any, will be significant during the 1997 calendar year. As funds from temporary investments are paid to Local Limited Partnerships, interest earned on those funds decreases. Additionally, it is not expected that the Local Limited Partnerships will distribute significant amounts of cash to the Fund in 1997 because such amounts will be needed to fund property operating costs. In addition, many of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

1997 versus 1996

The Partnership's results of operations for the year ended March 31, 1997 resulted in a net loss of $2,822,852 as compared to a net loss of $2,427,884 for the same period in 1996. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships, the non-existence of a gain on cancellation of indebtedness and a decrease in rental revenue. These increases to net loss are partially offset by decreases in general and administrative, rental operations and interest expense items, an increase in investment revenue and the non-existence of a reserve for valuation of investments in Local Limited Partnerships and a provision for valuation of rental property. The increase in equity in losses of Local Limited Partnerships is primarily due to one of the Local Limited Partnerships incurring an impairment loss during the year ended December 31, 1996. In fiscal 1996, there was a provision for valuation of rental property for one of the Texas Partnerships which was offset by a gain on cancellation of indebtedness. In addition, fiscal 1996 experienced a provision for valuation of investments in Local Limited Partnerships for the two disposed Texas Partnerships. No provisions for valuation of investments in Local Limited Partnerships were necessary in fiscal 1997. The decrease in general and administrative expenses was due to a decrease in expenses paid on behalf of the Texas Partnerships. The decreases in rental revenue and rental operations and interest expenses were due to the exclusion of two of the Texas Partnership's operations which were previously combined. Please refer to the section entitled "Property Discussions" included in this Item. The increase in investment revenue is attributable to favorable market conditions for the sale of marketable securities.

Low Income Housing Tax Credits

The 1996 Tax Credits per Unit were $154.33 and $111.12 for Class A Unit and Class B Unit investors, respectively. The 1995 Tax Credits per Unit were $154.90 and $111.52 for Class A Unit and Class B Unit investors, respectively. The 1994 Tax Credits per Unit were $130.70 and $94.10 for Class A Unit and Class B Unit investors, respectively. The 1993 Tax Credits per Unit were $98.86 and $71.18 for Class A Unit and Class B Unit investors, respectively. The 1992 Tax Credits per Unit were $66.86 and $48.14 for Class A Unit and Class B Unit investors, respectively. Tax Credits are not available for a Property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credit is claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that apartment units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit equal to the difference is available in the 11th taxable year. The transfer of ownership of the two Texas Partnerships resulted in nominal recapture of tax credits, since the Texas Partnerships represented only 2% of the Partnership's tax credits.

As of December 31, 1996, the tax year end of the properties, all of the properties owned by the Local Limited Partnerships in which the Fund has invested have been placed in service. All of these properties generated tax credits in 1996.

The Managing General Partner estimates that the 1997 Tax Credits allocated to investors will be approximately $154 per Unit for Class A Unit investors and $112 per Unit for Class B Unit investors. However, no assurance can be given in this matter. Once the Tax Credits are stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period.

1996 versus 1995

The Fund's results of operations for the year ended March 31, 1996 resulted in a net loss of $2,427,884 as compared to a net loss of $2,957,453 for the same period in 1995. The decrease in net loss is primarily attributable to a cancellation of indebtedness income and a decrease in general and administrative and property management fee expenses. Additionally, there was a decrease in the provision for valuation of investments in Local Limited Partnerships from 1995 to 1996. These decreases to net loss are offset by a provision for valuation of rental property. During the calendar year ended December 31, 1995, Village Oaks, a Texas Limited Partnership, transferred its obligation to Rural Economic and Community Development ("RECD"), formerly the Farmers Home Administration of the U.S. Department of Agriculture, in the amount of $794,855 to Boston Financial Texas Properties Limited Partnership VI, also known as Leatherwood Terrace ("Leatherwood"). See "Property Discussions" for additional information on the transfer of Partnership interest. In conjunction with this transfer, Leatherwood and RECD entered into a new loan agreement for $350,000 which resulted in a cancellation of indebtedness of $444,855. Additionally, upon transfer of the Village Oaks interest to Leatherwood, a loan from the General Partner in the amount of $183,488 was forgiven. At that time, the value of the rental property of Leatherwood was deemed permanently impaired and was adjusted to reflect the impairment. The decrease in general and administrative expenses is due to a decrease in expenses paid on behalf of the Texas Partnerships. The decrease in property management fees is due to a provision in the Combined Entities' workout agreement which prohibits this fee from being charged. The decrease in the provision for valuation of investments in Local Limited Partnerships is due to a provision for valuation of investments taken for Villas De Montellano in 1995. In 1996, the investment was written off, and no provision for valuation of investments was neccesary.

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

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest), subject to their liabilities, to unaffiliated entities. The transfers were effective May 31, 1996. The Managing General Partner is finalizing the sale of the remaining property, Leatherwood, which should occur by the end of the third quarter of 1997. For tax purposes, this event will result in both Section 1231 Gain and Cancellation of Indebtedness income for the partners, which will be reported on the 1997 Schedule K-1 (filed in 1998). In addition, the transfer of ownership will result in a nominal amount of tax credit recapture because Leatherwood represents less than 1% of the Fund's tax credits. For financial reporting purposes the carrying value of Leatherwood's real estate has been written down to its estimated net recoverable value.

The Local General Partner of Capitol Park in Oklahoma City, Oklahoma has filed a Chapter 7 liquidation plan for the property as a result of low occupancy, deferred maintenance and security issues. Meanwhile, an affiliate of the Managing General Partner continues to negotiate with the Local General Partner and lender to identify and implement a dissolution plan to minimize the tax impact on the Fund. It is likely that a plan will include capital funding from the Fund's Reserves. Pending the outcome of these negotiations, it appears unlikely that the Fund will be able to retain its interest in the property through 1997. Such an event would trigger tax credit recapture, plus interest, and the allocation of taxable income to the Fund. The Partnership's carrying value of this investment is zero.

Broadway Tower, located in Revere, Massachusetts, continues to suffer from operating deficits resulting from historically low occupancy. Recently, the Local General Partner successfully negotiated with the local housing authority for Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. Deficits are currently being funded by the management agent.

Despite a 1994 debt restructure, Bancroft Street Apartments, located in Toledo, Ohio, is experiencing operating deficits primarily due to occupancy issues and deteriorating market conditions. The management agent, which is currently funding the deficits, is addressing these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs.



Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 1997, 1996 and 1995.

Since most of the Properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for the Tax Credits.

Certain of the Properties in which the Fund has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, management believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that the carrying value of long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Fund adopted the new standard for its year ending March 31, 1997. During the year ended December 31, 1996, one of the Local Limited Partnerships incurred an impairment loss of $1,859,614 under the new standard.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 1995, the firm of Arthur Andersen LLP was dismissed as the principal accountant to audit the registrant's financial statements. Reports on the financial statements of the registrant by Arthur Andersen LLP for the year ending March 31, 1995 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors of the General Partner of the registrant.

During the year ended March 31, 1995 and for the subsequent interim period, April 1, 1995 through November 10, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The firm of Coopers & Lybrand L.L.P. has been engaged as principal accountant to audit the registrant's financial statements.

                               PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VI, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership.

The Managing General Partner was incorporated in December, 1990. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner and has the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the Managing General Partner approves all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

Name                                Position

Georgia Murray                      Managing Director, Treasurer and
                                       Chief Financial Officer
Fred N. Pratt, Jr.                  Managing Director
William E. Haynsworth               Managing Director, Vice President and
                                       Chief Operating Officer
Paul F. Coughlan                    Vice President
Peter G. Fallon, Jr.                Vice President
Randolph G. Hawthorne               Vice President

The other General Partner of the Fund is Arch Street VI Limited Partnership, a Massachusetts limited partnership ("Arch Street VI L.P.") that was organized in December, 1990. Arch Street VI, Inc. is the managing general partner of Arch Street VI L.P. The individual general partners of Arch Street VI L.P. are Messrs. Fallon and Pratt.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray is a member of the Senior Leadership Team and Board of Directors, and leads the Property Management division. Previously, she led the company's Institutional Tax Credit Team and managed Boston Financial's Investment Real Estate and Asset Management divisions. Ms. Murray currently serves as a director of Atlantic Bank and Trust Company, President of the Institute for Multi-Family Housing, Director of the Investment Program Association and member of the Direct Investment Committee of the Securities Industry Association. Previously, she served as the Industry Advisor to the Management Policy Review Committee of the Massachusetts Housing Finance Agency and as a commissioner of the Boston Public Facilities Department.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and chairman of the Board of the General Partner of Boston Financial.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 53, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972 and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President of the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 58, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President and a member of the Investment Real Estate Division with responsibility for the marketing of the firm's Institutional Tax Credit product.

Randolph G. Hawthorne, age 47, is a graduate of the Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He joined Boston Financial in 1973 and has served as Treasurer and managed the firm's Investment Real Estate division. He is a Senior Vice President serving on the Investment Acquisitions Team with 22 years of experience in property acquisitions. Mr. Hawthorne has primary responsibility for structuring real estate investments and developing new business opportunities. He is a member of the Investment Committee. He is Chairman of the National Multi Housing Council, a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. A speaker at industry conferences, he is also on the Editorial Advisory Board of the Tax Credit Advisor.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street VI, Inc., the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person is known to the Fund to be the beneficial owner of more than 5% of the outstanding Units.

The equity securities registered by the Fund under Section 12(g) of the Act consist of 100,000 Units, 37,933 (34,643 Class A Units and 3,290 Class B Units) of which have been sold to the public. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated June 15, 1993, which is herein incorporated by reference. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VI L.P. owns five (unregistered) Units not included in the 37,933 Units sold to the public. Additionally, ten registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $700 and a total purchase price of $9,300.

Except as described in the preceding paragraph, neither Arch Street VI, Inc., Arch Street VI Limited Partnership, Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.


Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1997 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information required under this Item is contained in Note 7 to the Financial Statements presented as a separate section of this Report. The affiliates of the Managing General Partner which have received fee payments and expense reimbursements from the Fund are as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, Boston Financial is to be reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by Boston Financial or its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. As of March 31, 1997, $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the gross offering proceeds.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees total 7% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of the gross offering proceeds. As of March 31, 1997, acquisition fees totaling $2,590,827 (prior to the write-off of Villas de Montellano and the two Texas Partnerships) for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and have been reimbursed to an affiliate of the Managing General Partner. Payments made and expenses reimbursed in each of the three years ended March 31, 1997 are as follows:


                                          1997            1996           1995
                                        ----------      ----------      -------

       Acquisition fees and expenses     $  15,990       $   1,805   $       -

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $6,320 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee. Amounts earned by the affiliate and payable in each of the three years ended March 31, 1997 are as follows:

                                      1997              1996             1995
                                   ----------        ----------       -------

       Asset management fees       $179,719          $174,687         $189,759


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the three years ended March 31, 1997 are as follows:

                                      1997             1996             1995
                                    ----------       ----------       -------
        Salaries and benefits
          expense reimbursements    $92,130          $ 99,377          $99,102

Property Management Fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Pilot House and Preston Place, properties in which the Fund has invested. Fees charged for the three years ended December 31, 1996 are as follows:

                                     1997            1996               1995
                                  -----------      ----------         -------

        Property Management fees   $56,739           $58,363          $46,345

Lansing  Management  Company  ("LMC"),  an  affiliate  of the  Managing  General
Partner, currently manages Linden Square, a property in which the Fund has invested. Fees charged for the three years ended December 31, 1996 are as follows:

                                     1997            1996               1995
                                   ----------      ----------         -------

        Property Management fees    $33,120           $32,442           $3,337



LMC is also the management agent for the Texas Partnerships. Fees charged for the three years ended December 31, 1996 are as follows:

                                      1997            1996               1995
                                  -----------      ----------         -------

        Property Management fees    $8,845            $4,260          $26,968

During fiscal year 1996, a provision in the Combined Entities' workout agreement came into effect which prohibited property management fees from being charged. During fiscal year 1997, this provision ended, and fees were again charged.

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VI, Inc. and Arch Street VI Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions have been paid to the General Partners as of March 31, 1997.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1997 is presented in Note 7 to the Financial Statements.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' report relating thereto are submitted as a separate section of this Report. See Index on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
(28)(1) of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

(a)(3)(c)   Exhibits

Number and Description in Accordance with
Item 601 of Regulation S-K

   27.  Financial Data Schedule

   28.  Additional Exhibits

        (a)   28.1 Reports of Other Independent Auditors

        (b)   Audited financial statements of Local Limited Partnership

                 1. Prince Hall Housing Associates, L.P. ("Capitol Park")

 (a)(3)(d) None.

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VI, Inc.
           its Managing General Partner



     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Fred N. Pratt, Jr.                                   Date:
           Fred N. Pratt, Jr.,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997
                                      INDEX

                                                                        Page No.


   Report of Independent Accountants
     For the years ended March 31, 1997 and 1996                          F-2
     For the year ended March 31, 1995                                    F-3

   Combined Financial Statements

     Combined Balance Sheets - March 31, 1997 and 1996                    F-4

     Combined Statements of Operations - For the Years
     ended March 31, 1997, 1996 and 1995                                  F-5

     Combined  Statements of Changes in Partners'  Equity  (Deficiency)
     For the Years ended March 31, 1997, 1996 and 1995                    F-7

     Combined Statements of Cash Flows - For the Years
     ended March 31, 1997, 1996 and 1995                                  F-8

     Notes to Combined Financial Statements                               F-10

   Financial Statement Schedule

     Schedule III - Real Estate and Accumulated
      Depreciation                                                        F-26


See also Index to Exhibits on Page K-25 for the financial statements of the Local Limited Partnership included as a separate exhibit in this Annual Report on Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund Plus, A Limited Partnership:

We have audited the accompanying combined balance sheets of Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") as of March 31, 1997 and 1996 and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K for the years ended March 31, 1997 and 1996. These financial statements and financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. As of March 31, 1997 and 1996, 76% and 78%, respectively, of total assets, and for the year ended March 31, 1997 and 1996, 88% and 83%, respectively, of equity in losses of Local Limited Partnerships, reflected in the financial statements of the Fund, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 1997 and 1996 and the results of its combined operations and its combined cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 25, 1997

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund Plus, A Limited Partnership:

We have audited the accompanying statements of operations, changes in partners' equity (deficiency) and cash flows of Boston Financial Tax Credit Fund Plus, A Limited Partnership and the Texas Partnerships identified in Note 2 (combined "the Partnerships") for the year ended March 31, 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain of the Local Limited Partnerships for the year ended March 31, 1995, the investments in which are recorded using the equity method of accounting (see Note 2). The equity in losses of these partnerships represents 100% of the equity in the loss of the Local Limited Partnerships for the year ended March 31, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Boston Financial Tax Credit Fund Plus, for the year ended March 31, 1995, in conformity with generally accepted accounting principles.




/s/Arthur Andersen LLP

Arthur Andersen LLP
Boston, Massachusetts
June 16, 1995

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP





                                         COMBINED BALANCE SHEETS

                                         March 31, 1997 and 1996

                                                                        1997                   1996
                                                                   --------------         ---------

Assets
Cash and cash equivalents                                          $      381,519         $      489,191
Marketable securities, at fair value (Note 3)                             998,695                795,099
Other investments (Note 5)                                              1,325,714              1,227,001
Accounts receivable                                                         7,943                 22,188
Mortgagee escrow deposits                                                  13,345                      -
Tenant security deposits                                                    3,639                      5
Investments in Local Limited Partnerships, net of
   reserve for valuation of $41,381 in 1996 (Note 4)                   19,511,417             22,289,712
Rental property, at cost, net of accumulated depreciation (Note 6)        727,397                537,457
Organization costs, net of accumulated amortization
   of $50,000 in 1997 and $40,833 in 1996                                       -                  9,167
Other assets                                                               19,505                 13,075
                                                                   --------------         --------------
     Total Assets                                                  $   22,989,174         $   25,382,895
                                                                   ==============         ==============

Liabilities and Partners' Equity
Accounts payable to affiliates (Note 7)                            $      881,741         $      685,821
Accounts payable and accrued expenses                                      51,702                 43,908
Accrued interest                                                            1,743                  3,622
Mortgage notes payable (Note 8)                                           739,994                509,980
Security deposits payable                                                   3,639                  2,025
                                                                   --------------         --------------
     Total Liabilities                                                  1,678,819              1,245,356
                                                                   --------------         --------------

Minority interest in Local Limited Partnership                               (685)                    21
                                                                   --------------         --------------

Commitments (Note 10)

General, Initial and Investor Limited Partners' Equity                 21,312,631             24,135,483
Net unrealized gain (loss) on marketable securities                        (1,591)                 2,035
                                                                   --------------         --------------
Total Partners' Equity                                                 21,311,040             24,137,518
                                                                   --------------         --------------
     Total Liabilities and Partners' Equity                        $   22,989,174         $   25,382,895
                                                                   ==============         ==============

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                    COMBINED STATEMENTS OF OPERATIONS

                            For the Years Ended March 31, 1997, 1996 and 1995

                                                             1997              1996              1995
                                                       ---------------    ------------       --------

Revenue:
   Rental                                               $     120,829     $    242,199       $    234,775
   Investment                                                  81,379           41,442             17,709
   Other                                                       54,937           30,802             37,843
                                                        -------------     ------------       ------------
     Total Revenue                                            257,145          314,443            290,327
                                                        -------------     ------------       ------------

Expenses:
   Asset management fees, related party (Note 7)              179,719          174,687            189,759
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $92,130, $99,377 and $99,102) (Note 7)                 217,169          248,974            448,469
   Bad debt expense                                                 -           12,722                  -
   Rental operations, exclusive of depreciation                80,307          183,920            177,655
   Property management fees, related party (Note 7)             8,845            4,260             26,968
   Interest                                                    34,791           69,628             67,133
   Adjustment to reserve for valuation of investments
    in Local Limited Partnerships                                   -           41,381            266,668
   Provision for valuation of rental property                       -          600,000                  -
   Depreciation                                                70,664           64,413             71,827
   Amortization                                                41,517           43,193             36,161
                                                        -------------     ------------       ------------
     Total Expenses                                           633,012        1,443,178          1,284,640
                                                        -------------     ------------       ------------

Net Loss before equity in losses of Local Limited
   Partnerships, accretion of Original Issue Discount
   and extraordinary item                                    (375,867)      (1,128,735)          (994,313)

Equity in losses of Local Limited
   Partnerships (Note 4)                                   (2,546,404)      (2,034,515)        (2,048,621)

Minority interest in losses of Local
   Limited Partnerships                                           706              262                948
                                                        -------------     ------------       ------------

Net loss before accretion of Original
   Issue Discount and extraordinary item                   (2,921,565)      (3,162,988)        (3,041,986)

Accretion of Original Issue Discount (Notes 2 and 5)           98,713           91,595             84,533
                                                        -------------     ------------       ------------

Net loss before extraordinary item                         (2,822,852)      (3,071,393)        (2,957,453)

Extraordinary gain on cancellation
   of indebtedness (Notes 8 and 9)                                  -          643,509                  -
                                                        -------------     ------------       ------------

Net Loss                                                $  (2,822,852)    $ (2,427,884)      $ (2,957,453)
                                                        =============     ============       ============

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                              COMBINED STATEMENTS OF OPERATIONS (continued)

                            For the Years Ended March 31, 1997, 1996 and 1995

                                                             1997              1996             1995
                                                       ---------------    ------------       -------

Net loss before extraordinary item allocated to the Limited Partners per Limited
   Partnership Unit:

     Class A Unit (34,643 Units)                        $      (78.15)    $    (84.60)       $    (81.37)
                                                        =============     ===========        ===========
     Class B Unit (3,290 Units)                         $      (26.26)    $    (33.07)       $    (32.89)
                                                        =============     ===========        ===========
Extraordinary  gain on  cancellation  of  indebtedness  allocated to the Limited
   Partners per Limited Partnership Unit:

 Class A Unit (34,643 Units)                            $            -    $      17.21       $          -
                                                        ==============    ============       ============
     Class B Unit (3,290 Units)                         $            -    $      12.39       $          -
                                                        ==============    ============       ============
Net Loss per Limited Partnership Unit:
   Class A Unit (34,643 Units)                          $      (78.15)    $     (67.39)      $    (81.37)
                                                        =============     ============       ===========
   Class B Unit (3,290 Units)                           $      (26.26)    $     (20.68)      $    (32.89)
                                                        =============     ============       ===========

The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

           COMBINED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                  For the Years Ended March 31, 1997, 1996 and 1995

                                                    Investor        Investor         Net
                                         Initial     Limited         Limited     Unrealized
                               General   Limited    Partners,       Partners,       Gains
                               Partners  Partner    Class A          Class B       (Losses)    Totals

Balance at
   March 31, 1994            $  (32,195) $ 5,000   $ 26,674,364   $ 2,873,651    $(183,906)   $ 29,336,914

Net loss before accretion
   of Original Issue
   Discount                     (30,420)       -     (2,818,826)     (192,740)           -      (3,041,986)

Accretion of Original
   Issue Discount                     -        -              -        84,533            -          84,533

Net change in net unrealized
   losses on marketable
   securities available
   for sale                           -        -              -             -      138,029         138,029
                             ----------  -------   ------------   -----------    ---------    ------------

Balance at March 31, 1995       (62,615)   5,000     23,855,538     2,765,444      (45,877)     26,517,490

Net loss before accretion
   of Original Issue
   Discount                     (25,195)       -     (2,334,650)     (159,634)           -      (2,519,479)

Accretion of Original
   Issue Discount                     -        -              -        91,595            -          91,595

Net change in net unrealized
   losses on marketable
   securities available
   for sale                           -        -              -             -       47,912          47,912
                             ----------  -------   ------------   -----------    ---------    ------------

Balance at March 31, 1996       (87,810)   5,000     21,520,888     2,697,405        2,035      24,137,518

Net loss before accretion
   of Original Issue
   Discount                     (29,216)       -     (2,707,239)     (185,110)           -      (2,921,565)

Accretion of Original
   Issue Discount                     -        -              -        98,713            -          98,713

Net change in net unrealized
   gains on marketable
   securities available
   for sale                           -        -              -             -       (3,626)         (3,626)
                             ----------  -------   ------------   -----------    ---------    ------------

Balance at March 31, 1997    $(117,026)  $ 5,000   $ 18,813,649   $ 2,611,008    $  (1,591)   $ 21,311,040
                             =========   =======   ============   ===========    =========    ============

The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                            COMBINED STATEMENTS OF CASH FLOWS

                    For the Years Ended March 31, 1997, 1996 and 1995

                                                             1997               1996            1995
                                                        -------------      ------------      -------

Cash flows from operating activities:
Net Loss                                                $  (2,822,852)     $ (2,427,884)    $ (2,957,453)
   Adjustments to reconcile net loss to net cash
      used for operating activities:
      Accretion of Original Issue Discount                    (98,713)          (91,595)         (84,533)
      Equity in losses of Local Limited Partnerships        2,546,404         2,034,515        2,048,621
      Bad debt expense                                              -            12,722                -
      Cancellation of indebtedness income                           -          (643,509)               -
      Adjustment to reserve for valuation of
       investments in Local Limited Partnerships                    -            41,381          266,668
      Other                                                         -           (39,896)               -
      Provision for valuation of rental property                    -           600,000                -
      (Gain) loss on sales and maturities of
        marketable securities                                    (396)           18,861          213,520
      Minority interest in losses of
       Local Limited Partnerships                                (706)             (262)            (948)
      Depreciation and amortization                           112,181           107,606          107,988
      Increase (decrease) in cash arising from
        changes in operating assets and liabilities:
         Accounts receivable                                   14,245           (39,569)          (6,304)
         Mortgagee escrow deposits                            (13,345)           (5,379)            (750)
         Tenant security deposits                              (3,634)              (91)          (4,721)
         Other assets                                          (6,430)            2,874           54,184
         Accounts payable to affiliates                       195,920           204,058          188,681
         Accounts payable and accrued expenses                  7,794           (33,737)          10,781
         Accrued interset                                      (1,879)           80,645           62,437
         Security deposits payable                              1,614              (413)             798
                                                        -------------      ------------     ------------
Net cash used for operating activities                        (69,797)         (179,673)        (101,031)
                                                        -------------      ------------     ------------

Cash flows from investing activities:
   Purchases of marketable securities                        (890,245)       (1,212,343)      (5,588,434)
   Proceeds from sales and maturities of
      marketable securities                                   683,419         1,681,418       10,191,420
   Investments in Local Limited Partnerships                        -          (195,000)      (4,493,509)
   Return of investment in Local Limited
      Partnership                                              18,929                 -                -
   Payment of acquisition expenses                            (15,990)           (1,805)          (2,049)
   Cash distributions received from Local
      Limited Partnerships                                    196,602            97,141           37,531
   Purchase of rental property and equipment                 (260,604)         (219,340)         (41,374)
                                                        -------------      ------------     ------------
Net cash provided by (used for) investing activities         (267,889)          150,071          103,585
                                                        -------------      ------------     ------------

Cash flows from financing activities:
   Repayment of line of credit                                      -                 -         (345,000)
   Proceeds from mortgage notes payable                       233,487           160,500           38,296
   Payment of mortgage notes payable                           (3,473)          (15,242)               -
   Advances from General Partner                                    -                 -            1,030
                                                        -------------      ------------     ------------
Net cash provided by (used for) financing activities          230,014           145,258         (305,674)
                                                        -------------      ------------     ------------

The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                              COMBINED STATEMENTS OF CASH FLOWS (continued)

                            For the Years Ended March 31, 1997, 1996 and 1995

                                                             1997              1996             1995
                                                        -------------     -------------      -------


Net increase (decrease) in cash and cash
   equivalents                                               (107,672)          115,656         (303,120)

Cash and cash equivalents, beginning of year                  489,191           373,535          676,655
                                                        -------------      ------------     ------------

Cash and cash equivalents, end of year                  $     381,519      $    489,191     $    373,535
                                                        =============      ============     ============


Supplemental disclosure of cash flow activity:
   Cash paid for interest                               $      36,670      $     10,510     $      4,696
                                                        =============      ============     ============


Non-cash disclosure:

See Note 11 for discussion on the change in control of certain Local Limited Partnerships.

See Note 9 for information regarding cancellation of indebtedness.


The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP




                NOTES TO THE COMBINED FINANCIAL STATEMENTS

1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions.

Arch Street VI, Inc., a Massachusetts corporation ("Arch Street, Inc."), is the Managing General Partner of the Fund. Arch Street VI Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership whose general partners consist of Arch Street, Inc. and certain officers of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of The Boston
Financial Group Limited Partnership, a Massachusetts limited partnership ("Boston Financial"). An affiliate of the General Partners ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances. The fiscal year of the Fund ends on March 31.

The Fund offered two classes of Limited Partnership Interests - Class A Limited Partnership Interests, represented by Class A Units, and Class B Limited
Partnership Interests, represented by Class B Units. The capital contributions of Class A Limited Partners available for investment by the Fund are invested entirely in Local Limited Partnerships. The capital contributions of Class B Limited Partners available for investment by the Fund are invested partially in Local Limited Partnerships and partially in Treasury STRIPS.

The Partnership Agreement authorized the sale of up to 100,000 Units of limited partnership interests ("Units") at $1,000 per Unit. Boston Financial Securities, Inc., an affiliate of the General Partners, received selling commissions and underwriting advisory fees in the amount of 7.0% and 1.5%, respectively, of the Class A Gross Proceeds and 5.04% and 1.08%, respectively, of the Class B Gross Proceeds for Units sold by the entity as a soliciting dealer. On January 11, 1994, the Fund held its final investor closing. In total, the Fund received $34,642,300 of capital contributions, net of discounts, from investors admitted as Class A Limited Partners for 34,643 Units and $3,290,000 of capital contributions, net of discounts, from investors admitted as Class B Limited Partners for 3,290 Units.

The Partnership Agreement provides that all cash available for distribution will be allocated 99% to the Limited Partners and 1% to the General Partners. Sale or refinancing proceeds generally will be distributed first to the Limited Partners in an amount equal to their adjusted capital contributions, second to the General Partners in an amount equal to their capital contributions, third to the General Partners (after payment of the 6% return as set forth in Section 4.2.3 of the Partnership Agreement and of any accrued but unpaid Subordinated Disposition Fee) in such amount as is necessary to cause the General Partners to have received 5% of all distributions to the Partners and lastly, 95% to the Limited Partners and 5% to the General Partners.

Profits and losses for tax purposes arising from general operations and tax credits generally will be allocated 99% to the Limited Partners and 1% to the General Partners. However, as set forth in the Partnership Agreement, profits and losses for tax purposes arising from a sale or refinancing generally will be allocated among the Partners in such manner as is necessary to cause their respective capital accounts to reflect the amount that would be distributable to them in accordance with the priorities set forth in the preceding paragraph, if all of the Fund's assets were sold for their federal adjusted basis and the Fund were then liquidated.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

1.   Organization (continued)

All distributions of cash available for distribution or distributions of sale or refinancing proceeds, and all allocations of profits and losses for tax purposes from normal operations and from a sale or refinancing or of tax credits, which are distributed or allocated to the General Partners, will be allocated 1% to Arch Street, Inc. and 99% to Arch Street L.P.

Because each class of Limited Partners had a different amount of its capital contribution available for investment by the Fund in Local Limited Partnerships (100% for Class A Limited Partners and approximately 72% for Class B Limited Partners), the two classes of Limited Partners have different percentage participation as to cash distributions, sale or refinancing proceeds and allocation of profits, losses and credits attributable to investments in Local Limited Partnerships. As such, profits and losses for financial reporting purposes are allocated 1% to the General Partners, 92.66% to the Class A Limited Partners and 6.34% to the Class B Limited Partners. All profits and losses and cash distributions attributable to Treasury STRIPS are allocable only to Class B Limited Partners.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1997, the Managing General Partner has designated approximately $929,000 of cash, cash equivalents and marketable securities as such Reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Fund accounts for its investments in Local Limited Partnerships, with the exception of the combined entity, using the equity method of accounting, because the Fund does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnership, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnership beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment value has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment value has been reduced to zero are included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

In October of 1993, an affiliate of the Fund's Managing General Partners, BF Texas Limited Partnership, became an additional Local General Partner in three Local Limited Partnerships (the "Texas Partnerships"). As such, as of November 1, 1993, the Fund is deemed to have control over the Texas Partnerships. Since the Local General Partner of the Texas Partnerships is now an affiliate of the Fund, these combined financial statements include the detailed financial activity of the Texas Partnerships for the year ended March 31, 1995. During the year ended March 31, 1996, control of two of these Texas Partnerships was transferred to unrelated parties, and as such, as of that date, these partnerships were accounted for on the equity method (see Note 11). During the year ended March 31, 1997, the Managing General Partner transferred all of the assets of these two Texas Partnerships subject to their liabilities to unaffiliated entities. Therefore, as of March 31, 1997, these Combined Financial Statements include the financial activity of one Texas Partnership for the year ended December 31, 1996. All significant intercompany balances and transactions have been eliminated.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

The General Partner has decided to report results of the Local Limited Partnerships, including the Texas Partnerships, on a 90-day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1996, 1995 and 1994. As used herein, the "Combined Entities" refers to the Texas Partnerships, prior to the transfer of control and ownership referenced above.

The Fund recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

The Fund, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of short-term money market instruments with original maturities of 90 days or less at acquisition and approximate fair value.

Marketable Securities and Other Investments

The Fund's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity. The Fund accounts for its investments in Treasury STRIPS, which are included in other investments in the balance sheets, using the effective interest method of accretion for the original issue discount. The Fund has the ability and it is its intention to hold the Treasury STRIPS until maturity. Therefore, they are classified as "Held to Maturity" and are carried at cost plus the adjustments for the discount using the effective interest method.

Organization Costs

Costs incurred in connection with the organization of the Fund amounting to $50,000 have been deferred and are being amortized on a straight-line basis over 60 months.

Rental Property

Real estate and personal property of the Combined Entity are recorded at the lower of depreciated cost or net realizable value. Valuation allowances are established when the carrying value of such assets exceeds their estimated recoverable amounts. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 7 to 40 years. Maintenance and repairs are charged to expense as incurred.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

Rental Income

Rental income, principally from short-term leases on the Combined Entity's apartment units, is recognized as income under the accrual method of accounting as rents become due.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that the carrying values of long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Fund adopted the new standard for its year ending March 31, 1997. During the year ended December 31, 1996, one of the Local Limited Partnerships incurred an impairment loss brought about by the adoption of the new standard.


Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Partnership's assets and liabilities, except as discussed in Note 8, which qualify as financial instruments under SFAS No. 107, approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified herein to conform to current year presentation.

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value

Debt securities issued by
   the US Treasury and
   other US Government agencies           $   901,810        $   2,209      $   (1,839)      $   902,180
 .
Mortgage backed securities                     72,696                -          (1,862)           70,834

Other debt securities                          25,780                2            (101)           25,681
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 1997                      $ 1,000,286        $   2,211      $   (3,802)      $   998,695
                                          ===========        =========      ==========       ===========

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

3.   Marketable Securities (continued)

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
                                          ===========        =========      ==========       ===========


The contractual maturities at March 31, 1997 are as follows:

                                                                     Fair
                                             Cost                    Value

Due in less than one year              $   526,426             $   527,608
Due in one year to five years              401,164                 400,253
Mortgage backed securities                  72,696                  70,834
                                        -----------             -----------
                                       $ 1,000,286             $   998,695
                                       ===========             ===========


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of securities were approximately $683,000, $1,681,000 and $10,191,000 in fiscal years 1997, 1996 and 1995, respectively. Gross gains of $1,252, $538 and $2,055 and gross losses of $856, $19,399 and $215,575 were realized on these sales in fiscal years 1997, 1996 and 1995, respectively, and are included in investment income in the combined statements of operations.


4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in twenty-six Local Limited Partnerships, excluding the Combined Entities (see Note
11) and Villas de Montellano, which was disposed of in fiscal year 1996. Each of these Local Limited Partnerships own and operate multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest, except for Livingston Arms, Metropolitan and New Garden Place, in which an 82% , 98.75% and 97.9% interest has been acquired, respectively, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entities, for the years ended March 31:

                                                               1997                 1996                1995
                                                          --------------      ---------------     ----------

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                            $  28,192,878      $    28,364,048      $  28,450,808

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $1,114,301 in 1997)                              (9,388,746)          (6,956,866)        (4,807,829)

Cash distributions received from Local Limited
   Partnerships                                                 (331,284)            (134,682)           (37,541)
                                                           --------------     ---------------      -------------

Investments in Local Limited Partnerships
   before adjustments                                         18,472,848           21,272,500         23,605,438

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                               1,168,545            1,156,686          1,259,567

   Accumulated amortization of acquisition
     fees and expenses                                          (129,976)             (98,093)           (64,901)
                                                           -------------      ---------------      -------------
                                                              19,511,417           22,331,093         24,800,104

Reserve for valuation                                                  -              (41,381)          (538,668)
                                                           -------------      ---------------      -------------
Investments in Local Limited Partnerships                  $  19,511,417      $    22,289,712      $  24,261,436
                                                           =============      ===============      =============

During the year ended March 31, 1994, the Managing General Partner exercised its rights under the Repurchase Agreement made with the Local General Partner of Villas de Montellano and requested the repayment of the capital contributions advanced by the Fund and of certain expenses associated with this Local Limited Partnership investment. In May and August of 1994, the Local General Partner and the Guarantor of the Local General Partner, respectively, filed for bankruptcy and it is unlikely that they will meet all of their obligations under the Repurchase Agreement. In addition, the Managing General Partner of the Fund elected to abandon its interest in the property through a quit claim deed to the Local General Partner which has been executed. As a result of these circumstances, during the year ended March 31, 1995, the Fund established a reserve for valuation of investments in Local Limited Partnerships equal to the investment in Villas de Montellano. At March 31, 1996, the Fund wrote off its investment in Villas de Montellano against the established reserve due to the remote possibility of recovery.

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

As discussed in Notes 2 and 11, on May 31, 1996, the Managing General Partner transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest) subject to their liabilities to unaffiliated entities.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships (continued)

Summarized financial information for each of the three years ended December 31, 1996, 1995 and 1994 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Fund has invested (excluding the Combined Entities) is as follows:

Summarized Balance Sheets - as of December 31,
                                                              1996                1995                1994
                                                       -----------------    ----------------     ---------

Assets:
   Investment property, net                                 $ 74,654,414        $ 79,965,584     $ 82,145,674
   Current assets                                              1,297,435           1,229,803        1,676,067
   Other assets                                                5,621,032           5,791,489        5,495,171
                                                            ------------        ------------     ------------
     Total Assets                                           $ 81,572,881        $ 86,986,876     $ 89,316,912
                                                            ============        ============     ============

Liabilities and Partners' Equity:
   Current liabilities (includes current portion
     of long-term debt)                                     $  4,132,210        $  4,198,027     $  5,181,922
   Long-term debt                                             56,134,225          57,556,933       54,916,942
   Other debt                                                  2,245,256           2,013,530        3,686,772
                                                            ------------        ------------     ------------
     Total Liabilities                                        62,511,691          63,768,490       63,785,636

Fund's Equity                                                 17,448,026          21,272,482       23,190,035
Other Partners' Equity                                         1,613,164           1,945,904        2,341,241
                                                            ------------        ------------     ------------
     Total Liabilities and Partners' Equity                 $ 81,572,881        $ 86,986,876     $ 89,316,912
                                                            ============        ============     ============


Summarized Income Statements -
for the years ended December 31,

Rental and other income                                     $ 10,410,334        $ 10,372,306     $  8,525,642
                                                            ------------        ------------     ------------

Expenses:
   Operating                                                   7,389,352           5,586,071        4,634,872
   Interest                                                    3,775,340           3,862,343        3,370,874
   Depreciation and amortization                               2,952,750           2,996,711        2,604,952
                                                            ------------        ------------     ------------
     Total Expenses                                           14,117,442          12,445,125       10,610,698
                                                            ------------        ------------     ------------

     Net Loss                                               $ (3,707,108)       $ (2,072,819)    $ (2,085,056)
                                                            ============        ============     ============

Fund's share of net loss                                    $ (3,660,705)       $ (2,034,515)    $ (2,048,621)
                                                            ============        ============     ============
Other Partners' share of net loss                           $    (46,403)       $    (38,304)    $    (36,435)
                                                            ============        ============     ============

For the year ended March 31, 1997, the Fund has not recognized $1,114,301 of equity in losses relating to a Local Limited Partnership in which cumulative equity in losses have exceeded its total investment.

The Fund's equity as reflected by the Local Limited Partnerships of $17,448,026 differs from the Fund's investments in Local Limited Partnerships before adjustment of $18,472,848 primarily because of unrecognized losses as described above and distributions received by the Partnership subsequent to December 31, 1996 which will not be recorded by the Local Limited Partnerships until 1997.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 1997 and 1996 is composed of the following:

                                                                               1997             1996
                                                                          ------------       -------

   Aggregate cost of Treasury STRIPS                                       $   918,397       $   918,397
   Accumulated accretion of
     Original Issue Discount                                                   407,317           308,604
                                                                           -----------       -----------
                                                                           $ 1,325,714        $1,227,001
                                                                           ===========        ==========

The fair value of these securities at March 31, 1997 is $1,437,715. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


6.   Rental Property

Real  estate  and  personal  property   belonging  to  the  Texas Partnership at
December 31, 1996 and 1995 is as follows:

                                                                               1996             1995
                                                                            ----------       -------

   Land                                                                    $    20,000       $    20,000
   Building and improvements                                                 1,361,444         1,137,575
   Equipment                                                                   165,316           128,581
                                                                           -----------       -----------
                                                                             1,546,760         1,286,156
   Less:  Accumulated depreciation                                            (219,363)         (148,699)
          Reserve for impairment                                              (600,000)         (600,000)
                                                                           -----------       -----------
   Total                                                                   $   727,397       $   537,457
                                                                           ===========       ===========

7.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7.0% of Adjusted Gross Proceeds. Acquisition expenses did not exceed 1.5% of Adjusted Gross Proceeds. Acquisition fees totaling $2,590,827 (prior to the write off of Villas de Montellano and the two Texas Partnerships) have been paid to an affiliate of the Managing General Partner for the closing of the Fund's Local Limited Partnership Investments; $2,138,541 of these fees are classified as capital contributions to Local Limited Partnerships in Note 4 to the Financial Statements. Acquisition expenses totaling $825,516 at March 31, 1997 were incurred and have been reimbursed to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner currently receives the base amount of $6,320 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee for administering the affairs of the Fund. Included in the combined statements of operations for the years ended March 31, 1997, 1996 and 1995 is $179,719, $174,687 and $189,759, respectively, of fees earned by the affiliate. At March 31, 1997 and 1996, the affiliate is due $858,835 and $679,116, respectively, for these fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1997, 1996, and 1995 is $92,130, $99,377 and $99,102, respectively, that has been paid or is payable by the Fund as reimbursements for salaries and benefits expenses. At March 31, 1997 and 1996, $21,667 and $11,370, respectively, is payable to an affiliate of the Managing General Partner.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

7.   Transactions with Affiliates (continued)

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Pilot House and Preston Place, properties in which the Fund has invested. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $56,739, $58,363 and $46,345 of fees earned by BFPM for the years ended December 31, 1996, 1995 and 1994, respectively.

Lansing  Management  Company  ("LMC"),  an  affiliate  of the  Managing  General
Partner, currently manages Linden Square, a property in which the Fund has invested. Included in operating expenses in the summarized income statements in
Note 4 to the financial statements is $33,120, $32,442 and $3,337 of fees earned by LMC for the years ended December 31, 1996, 1995 and 1994, respectively.

LMC is also the management agent for the Texas Partnerships. Included in the combined statements of operations is $8,845, $4,260 and $26,968 of fees earned by BFPM for the years ended December 31, 1996, 1995 and 1994, respectively. During 1995, a provision in the Combined Entities workout agreement came into effect which prohibited this fee from being charged. This provision ended during 1996, and fees were again charged. Included in accounts payable to affiliates at March 31, 1997 and 1996 is $1,239 and $2,835, respectively, of property management fees due to an affiliate of the Managing General Partner.

8.   Mortgage Notes Payable

During 1995, Village Oaks transferred its obligation to Rural Economic and Community Development, now Rural Development ("RD"), formerly the Farmers Home Administration of the U.S. Department of Agriculture, in the amount of $794,855 to Texas Properties Limited Partnership VI, also known as Leatherwood Terrace ("Leatherwood"), a partnership of which the managing general partner is affiliated with the Fund's Managing General Partner. In conjunction with this transfer, Leatherwood and RD entered into a new loan agreement for $350,000 which resulted in a cancellation of indebtedness of $444,855.

In addition, a rehabilitation loan in the amount of $393,987 was approved by RD to complete various rehabilitations and renovations of Leatherwood. At December 31, 1996, the rehabilitations and renovations were complete, therefore the loan was converted to a note payable to RD.

The mortgage notes payable to RD require monthly principal and interest payments of $2,153 and mature in 2030. Leatherwood and RD have entered into an Interest Credit and Rental Assistance Agreement which provides for an effective interest rate of 1 percent, plus all rental income over basic rents as determined by RD. During the years ended December 31, 1996 and 1995, $3,473 and $520, respectively, of principal payments had been paid on the mortgage notes. The notes are collateralized by all property of Leatherwood.

Minimum principal payments on these notes to maturity as of December 31, 1996 are as follows:

                             1997                            $    5,085
                             1998                                 5,479
                             1999                                 5,905
                             2000                                 6,363
                             2001                                 6,857
                             Thereafter                         710,305
                                                             ----------
                                                             $  739,994

Due to the unavailability of information on similar loans, it is not practicable to determine the fair value of these mortgage loans.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

9.   Former general partner loan

A general partner loan in the amount of $198,654 represented a loan made to Village Oaks by the original Local General Partner to pay rehabilitation costs. The loan was uncollateralized, non-interest bearing and had no maturity date. Upon transfer of the Village Oaks interest to Leatherwood during fiscal 1996, this debt was forgiven by the Local General Partner and included in cancellation of indebtedness income in the Combined Financial Statements.

10.  Commitments

At March 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $400,000.

11.  Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of two of the Texas Partnerships subject to their liabilities to unaffiliated entities. The two Texas Partnerships (Tamaric and Northwest) were transferred to new owners effective May 31, 1996.

Negotiations between the Managing General Partner, the lender and prospective buyers have continued through the past quarter resulting in a revised disposition plan for the remaining Texas Partnership. The new plan will transfer title to the remaining property (Leatherwood) to an unaffiliated buyer. If negotiations continue as expected, this transfer will occur during the third quarter of 1997. For tax purposes, this event will result in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership will result in nominal recapture of tax credits, since Leatherwood represents only 0.6% of the Partnership's tax credits. For financial reporting purposes, Leatherwood's real estate has been written down to its estimated fair value.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

12.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the years ended March 31, 1997, 1996 and 1995 to the loss reported for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                               1997                  1996                1995
                                                           -------------        --------------      ---------

Net Loss per Combined Statement of Operations               $ (2,822,852)         $ (2,427,884)     $ (2,957,453)

   Adjustment to reflect March 31 fiscal year end
     to December 31 tax year end                                 (26,333)              (80,602)          120,944

   Adjustment for equity in losses of Local Limited
     Partnerships for tax purposes under (over) equity
     in losses for financial reporting purposes                1,347,065              (287,257)         (556,498)

   Equity in loss of Local Limited Partnership
     not recognized for financial reporting purposes          (1,114,301)                    -                 -

   Provision for valuation of Investments in
     Local Limited Partnerships not deductible
     for tax purposes                                                   -               41,381           266,668

   Loss on write-off of Villas de Montellano recorded as
     a loss for tax purposes and a reversal of the
     provision for valuation of Investments in Local
     Limited Partnership for financial reporting purposes               -             (538,686)                -

   Expenses deductible for financial reporting (tax)
     purposes not deductible for
     (financial reporting) tax purposes                           (13,456)              13,456                 -

   Related party expenses not paid at December 31,
     not deductible for tax purposes                              177,436              179,076           185,680

   Adjustment for amortization for financial reporting
     purposes over amortization for tax purposes                  (10,204)              (8,869)           (7,204)
                                                             ------------         ------------      ------------

Net Loss for federal income tax purposes                     $ (2,462,645)        $ (3,109,385)     $ (2,947,863)
                                                             ============         ============      ============

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

12.  Federal Income Taxes (continued)

The differences of the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 1997 are as follows:

                                                             Financial            Tax
                                                              Reporting         Reporting
                                                              Purposes          Purposes             Differences

Investments in Local Limited Partnerships                  $  19,511,417     $  18,726,513        $        784,904
                                                           =============     =============        ================
Other assets                                               $   3,477,757     $   7,767,299        $     (4,289,542)
                                                           =============     =============        ================
Liabilities                                                $   1,678,819     $      20,661        $      1,658,158
                                                           =============     =============        ================

The differences in the assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: i) for financial reporting purposes, the Fund combines the financial statements of one Local Limited Partnership with its financial statements; for tax purposes, this entity is carried on the equity method; ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entity, for tax reporting purposes is approximately $824,000 greater than for financial reporting purposes, including approximately $1,114,000 of losses the Fund has not recognized relating to one Local Limited Partnership whose cumulative equity in losses exceeded its total investment; iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes; and iv) related party expenses which are deductible for financial reporting purposes of approximately $859,000 but which are not deductible for tax reporting purposes.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


13.  Supplemental Combining Schedules

                                                           Balance Sheets

                                        Boston Financial           Texas
                                           Tax Credit           Partnership                           Combined
                                           Fund Plus (A)            (B)           Eliminations           (A)

Assets
Cash and cash equivalents                 $     381,187       $         332   $             -      $     381,519
Marketable securities, at fair value            998,695                   -                 -            998,695
Other investments                             1,325,714                   -                 -          1,325,714
Accounts receivable                               8,492               7,943            (8,492)             7,943
Mortgagee escrow deposits                             -              13,345                 -             13,345
Tenant security deposits                              -               3,639                 -              3,639
Investments in Local Limited
   Partnerships                              19,488,414                   -            23,003         19,511,417
Rental property at cost, net of
   accumulated depreciation                           -             727,397                 -            727,397
Other assets                                     18,349               1,156                 -             19,505
                                          -------------       -------------     -------------      -------------
     Total Assets                         $  22,220,851       $     753,812     $      14,511      $  22,989,174
                                          =============       =============     =============      =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates           $      880,502        $      9,731   $        (8,492)     $     881,741
Accounts payable and accrued
   expenses                                      29,309              22,393                 -             51,702
Accrued interest                                      -               1,743                 -              1,743
Mortgage notes payable                                -             739,994                 -            739,994
Security deposits payable                             -               3,639                 -              3,639
                                          -------------        ------------     -------------      -------------
     Total Liabilities                          909,811             777,500            (8,492)         1,678,819
                                          -------------        ------------     -------------      -------------

Minority interest in Local Limited
   Partnership                                        -                   -              (685)              (685)
                                          -------------        ------------     -------------      -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)     21,312,631             (23,688)           23,688         21,312,631
Net unrealized loss on
   marketable securities                         (1,591)                  -                 -             (1,591)
                                          -------------        ------------     -------------      -------------
Total Partners' Equity (Deficiency)          21,311,040             (23,688)           23,688         21,311,040
                                          -------------        ------------     -------------      -------------
   Total Liabilities and
   Partners' Equity (Deficiency)          $  22,220,851        $    753,812     $      14,511      $  22,989,174
                                          =============        ============     =============      =============

(A) As of March 31, 1997. (B) As of December 31, 1996 - See Note 2.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

13.  Supplemental Combining Schedules (continued)

                                         Statements of Operations

                                         Boston Financial        Texas
                                           Tax Credit           Partnership                           Combined
                                          Fund Plus (A)             (B)         Eliminations             (A)

Revenue:
   Rental                                  $          -      $     120,829      $           -      $     120,829
   Investment                                    81,321                 58                  -             81,379
   Other                                         51,862              3,075                  -             54,937
                                           ------------      -------------      -------------      -------------
     Total Revenue                              133,183            123,962                  -            257,145
                                           ------------      -------------      -------------      -------------

Expenses:
   Asset management fees, related party         179,719                  -                  -            179,719
   General and administrative                   217,169                  -                  -            217,169
   Rental operations, exclusive of
     depreciation                                     -             80,307                  -             80,307
   Property management fees, related party            -              8,845                  -              8,845
   Interest                                           -             34,791                  -             34,791
   Depreciation                                       -             70,664                  -             70,664
   Amortization                                  41,517                  -                  -             41,517
                                           ------------      -------------      -------------      -------------
     Total Expenses                             438,405            194,607                  -            633,012
                                           ------------      -------------      -------------      -------------

Net loss before equity in losses of
   Local Limited Partnerships and
   accretion of Original Issue
   Discount                                    (305,222)           (70,645)                 -           (375,867)

Equity in losses of
   Local Limited Partnerships                (2,616,343)                 -             69,939         (2,546,404)

Minority interest in loss of
   Local Limited Partnership                          -                  -                706                706
                                           ------------      -------------      -------------      -------------

Net Loss before accretion of
   Original Issue Discount                   (2,921,565)           (70,645)            70,645         (2,921,565)

Accretion of Origninal Issue Discount            98,713                  -                  -             98,713
                                           ------------      -------------      -------------      -------------

Net Loss                                   $ (2,822,852)      $    (70,645)     $      70,645       $ (2,822,852)
                                           ============       ============      =============       ============


(A) For the year ended March 31, 1997.  (B) For the year ended December 31, 1996
- See Note 2.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

13.  Supplemental Combining Schedules (continued)

                                         Statements of Cash Flows

                                        Boston Financial           Texas
                                           Tax Credit           Partnership                           Combined
                                          Fund Plus (A)             (B)        Eliminations              (A)

Cash flows from operating activities:
   Net Loss                               $   (2,822,852)      $    (70,645)  $       70,645      $     (2,822,852)
   Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
      Accretion of Original
       Issue Discount                            (98,713)                 -                -               (98,713)
      Equity in losses of Local Limited
       Partnerships                            2,616,343                  -          (69,939)            2,546,404
      Gain on sales and maturities of
       marketable securities                        (396)                 -                -                  (396)
      Minority interest in loss of
       Local Limited Partnership                       -                  -             (706)                 (706)
      Depreciation and amortization               41,517             70,664                -               112,181
      Increase (decrease) in cash
       arising from changes in operating
       assets and liabilities:
        Accounts receivable                            -             14,245                -                14,245
        Mortgagee escrow deposits                      -            (13,345)               -               (13,345)
        Tenant security deposits                       -             (3,634)               -                (3,634)
        Other assets                              (5,274)            (1,156)               -                (6,430)
        Accounts payable to affiliates           197,516             (1,596)               -               195,920
        Accounts payable and accrued
         expenses                                 (5,858)            13,652                -                 7,794
        Accrued interest                               -             (1,879)               -                (1,879)
        Security deposits payable                      -              1,614                -                 1,614
                                          --------------       ------------   --------------      ----------------
Net cash provided by (used for)
    operating activities                         (77,717)             7,920                -               (69,797)
                                          --------------       ------------   --------------      ----------------

Cash flows from investing activities:
   Purchases of marketable securities           (890,245)                 -                -              (890,245)
   Proceeds from sales and maturities
     of marketable securities                    683,419                  -                -               683,419
   Return of investment in Local Limited
     Partnership                                  18,929                  -                -                18,929
   Payment of acquisition expenses               (15,990)                 -                -               (15,990)
   Cash distributions received from
     Local Limited Partnerships                  196,602                  -                -               196,602
   Purchase of rental property and
     equipment                                         -           (260,604)               -              (260,604)
                                          --------------       ------------   --------------      ----------------
Net cash used for investing activities            (7,285)          (260,604)               -              (267,889)
                                          --------------       ------------   --------------      ----------------


           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

13.  Supplemental Combining Schedules (continued)

                                     Statements of Cash Flows (continued)

                                     Boston Financial              Texas
                                        Tax Credit              Partnership                           Combined
                                         Fund Plus (A)              (B)        Eliminations              (A)

Cash flows from financing activities:
   Proceeds from mortgage notes payable                -            233,487                -               233,487
   Payment of mortgage notes payable                   -             (3,473)               -                (3,473)
                                          --------------       ------------   --------------      ----------------
Net cash provided by financing
    activities                                         -            230,014                -               230,014
                                          --------------       ------------   --------------      ----------------

Net decrease in cash and
   cash equivalents                              (85,002)           (22,670)               -              (107,672)

Cash and cash equivalents, beginning             466,189             23,002                -               489,191
                                          --------------       ------------   --------------      ----------------

Cash and cash equivalents, ending         $      381,187       $        332   $            -      $        381,519
                                          ==============       ============   ==============      ================

(A) For the year ended March 31, 1997.  (B) For the year ended December 31, 1996
- See Note 2.

Boston Financial Tax Credit Fund Plus, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1997


                                                       COST OF INTEREST AT ACQU'N DATE
                                                       ------------------------------------------------------
                                                                                          NET IMPROVEMENTS
                              NUMBER        TOTAL                       BUILDINGS /          CAPITALIZED
                                OF          ENCUM-                      IMPROVEMENTS        SUBSEQUENT TO
DESCRIPTION                    UNITS      BRANCES***       LAND         & EQUIPMENT          ACQUISITION
Low and Moderate
   Income Apartment Complexes

Village Oaks/Leatherwood             40        739,994       20,000            1,005,525             521,235
(4)
  Yoakum, TX
Tamaric Apartments (3)
  Cedar Park, TX
Northwest Apartments (3)
  Georgetown, TX
Pilot House                         132      3,312,571      382,800            5,680,595              25,416
  Newport News, VA
Jardines                             60      2,626,623       90,000            3,204,272              32,758
  Juncos,Puerto Rico
Livingston Arms                      25        543,383       50,820            1,827,287            (23,683)
  Poughkeepsie, NY
Broadway Towers                      92      6,019,855      352,627            6,929,593             135,213
  Revere, MA
Pheonix Housing                      40      1,970,000       46,000            2,563,267               4,755
  Moorhead, MN
Cottages of Aspen                   114      4,800,000      413,024            4,375,829           1,262,440
  Oakdale, MN
45th & Vincennes                     19        677,485        5,173            1,320,445              27,647
  Chicago, IL
Long Creek Court                     14        555,936       20,000              686,849               8,779
  Kittrell, NC
Atkins Glen                          24        959,375       18,000            1,032,162             131,176
  Stoneville, NC
Tree Trail                          108      2,698,463      160,000            5,076,748           (213,030)
  Gainesville, FL
Meadow Wood                          88      2,695,743      240,300            4,175,452           (152,231)
  Smyrna,TN
Primrose                             48      1,106,063      234,269            1,704,025            (52,162)
  Grand Forks, ND
Sycamore                             48      1,287,938      143,966            1,677,505             186,911
  Sioux Falls, SD
Preston Place                       120      3,252,334    1,147,522            4,402,487             298,744
  Winchester, VA
Kings Grant Court                    36        914,846       43,000            1,664,102              10,726
  Statesville, NC
Chestnut Plains                      24        611,612       29,750              935,968               5,065
  Winston-Salem, NC
Capital Park (5)                    184      1,570,000       25,531            3,164,732         (2,453,319)
  Oklahoma City, OK
Bancroft Street                      97      1,364,959       51,289            2,366,139              23,119
  Toledo, OH
Hudson Square                        82        927,939       16,500            1,325,732               4,319
  Baton Rouge, LA
Walker Woods II                      19        852,262      120,263            1,292,998               1,671
  Dover, DE
Vista Villa                         100      4,612,432           10            3,475,268           2,942,213
  Saginaw County, MI
Metropolitan Apartments              69      2,074,978       40,000            2,569,593           1,920,316
  Chicago, IL
Carolina Woods II                    40        929,233      100,189              694,813           1,011,026
  Greensboro, NC
Linden Square                       120      5,453,467      285,000              767,091           5,846,800
  Genesee County, MI
New Garden Place                     76      2,292,852       95,000            3,396,078                   0
  Gilmer, NC

                                                       COST OF INTEREST AT ACQU'N DATE
                                                       ------------------------------------------------------
                                                                                          NET IMPROVEMENTS
                              NUMBER        TOTAL                       BUILDINGS /          CAPITALIZED
                                OF          ENCUM-                      IMPROVEMENTS        SUBSEQUENT TO
DESCRIPTION                    UNITS      BRANCES***       LAND         & EQUIPMENT          ACQUISITION
Low and Moderate
   Income Apartment Complexes

Findley Place Apts                   89      2,885,000       64,787            3,465,022             111,827
  Minneapolis, MN

                            ---------------------------------------------------------------------------------
SUBTOTAL                          1,908     57,735,343    4,195,820           70,779,577          11,617,731

LESS:
Combined Entity                      40        739,994       20,000            1,005,525             521,235
                            ---------------------------------------------------------------------------------
                                 $1,868    $56,995,349   $4,175,820          $69,774,052         $11,096,496
                            =================================================================================




                        GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996            LIFE ON WHICH
                      -------------------------------------------------------
                                    BUILDINGS                                          DEPRECIATION
                        LAND AND       AND                     ACCUMULATED     DATE    IS COMPUTED     DATE
DESCRIPTION             IMPROVE      IMPROVE       TOTAL      DEPRECIATION    BUILT      (YEARS)     ACQUIRED
-----------             --------     --------      -----      ------------    -----      -------     --------
                         MENTS        MENTS
                         -----        -----
Low and Moderate
   Income Apartment Complexes

Village                     20,000    1,526,760    1,546,760         819,363 04/24/92  Useful Lives  12/23/91
Oaks/Leatherwood (4)
  Yoakum, TX
Tamaric Apartments (3)
  Cedar Park, TX
Northwest Apartments (3)
  Georgetown, TX
Pilot House                382,800    5,706,011    6,088,811         743,525 12/31/92   8, 20, 40    02/25/92
  Newport News, VA
Jardines                    90,000    3,237,030    3,327,030         489,525 02/28/92     5, 35      04/14/92
  Juncos,Puerto Rico
Livingston Arms             50,820    1,803,604    1,854,424         300,482 05/01/92   5-7, 27.5    05/01/92
  Poughkeepsie, NY
Broadway Towers            352,627    7,064,806    7,417,433       1,017,971 09/30/91    5-10, 40    06/02/92
  Revere, MA
Pheonix Housing             46,000    2,568,022    2,614,022         302,964 09/30/92     10, 40     07/06/92
  Moorhead, MN
Cottages of Aspen          273,023    5,778,270    6,051,293         834,189 11/30/92   7, 15-27.5   07/02/92
  Oakdale, MN
45th & Vincennes             5,173    1,348,092    1,353,265         224,783 01/04/93  Useful Lives  06/26/92
  Chicago, IL
Long Creek Court            27,551      688,077      715,628          78,643 01/01/92  Useful Lives  07/01/92
  Kittrell, NC
Atkins Glen                 14,000    1,167,338    1,181,338         114,251 01/15/93  Useful Lives  07/01/92
  Stoneville, NC
Tree Trail                 160,000    4,863,718    5,023,718         799,908 12/18/92     10, 30     10/30/92
  Gainesville, FL
Meadow Wood                240,300    4,023,221    4,263,521         719,453 07/20/92     10, 30     10/30/92
  Smyrna,TN
Primrose                   181,829    1,704,303    1,886,132         174,354 12/28/92     7, 40      12/09/92
  Grand Forks, ND
Sycamore                   143,966    1,864,416    2,008,382         205,304 02/28/93     7, 40      12/17/92
  Sioux Falls, SD
Preston Place            1,153,863    4,694,890    5,848,753         624,721 10/01/93   8, 20, 40    12/21/92
  Winchester, VA
Kings Grant Court           43,000    1,674,828    1,717,828         316,701 07/30/92   15 - 27.5    12/23/92
  Statesville, NC
Chestnut Plains             29,750      941,033      970,783         175,609 09/30/90   5, 10, 40    12/24/92
  Winston-Salem, NC
Capital Park (5)            25,881      711,063      736,944          69,152 11/15/90   5, 7, 27.5   02/10/93
  Oklahoma City, OK
Bancroft Street             51,289    2,389,258    2,440,547         360,743 12/18/92  Useful Lives  12/31/92
  Toledo, OH
Hudson Square               16,500    1,330,051    1,346,551         223,256 11/30/92   4-10, 27.5   03/08/93
  Baton Rouge, LA
Walker Woods II            233,263    1,181,669    1,414,932         192,396 10/29/93  7, 16, 27.5   06/11/93
  Dover, DE
Vista Villa                773,930    5,643,561    6,417,491         687,412 10/20/94 5-7, 15, 27.5  08/04/93
  Saginaw County, MI
Metropolitan Apts.          40,000    4,489,909    4,529,909         542,692 08/30/94  Useful Lives  08/19/93
  Chicago, IIL
Carolina Woods II          100,189    1,705,839    1,806,028         102,702 08/19/94  Useful Lives  10/11/93
  Greensboro, NC
Linden Square              313,500    6,585,391    6,898,891         380,483 12/31/94  Useful Lives  10/29/93
  Genesee County, MI
New Garden Place           186,314    3,304,764    3,491,078         373,064 08/15/94  7, 15, 27.5   06/24/94
  Gilmer, NC

                        GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996               LIFE ON
                      -------------------------------------------------------
                                                                                          WHICH
                                    BUILDINGS                                          DEPRECIATION
                        LAND AND       AND                     ACCUMULATED     DATE    IS COMPUTED     DATE
DESCRIPTION           IMPROVEMENTS IMPROVEMENTS    TOTAL      DEPRECIATION    BUILT      (YEARS)     ACQUIRED
-----------           ------------ ------------    -----      ------------    -----      -------     --------
Low and Moderate
   Income Apartment Complexes

Findley Place Apts         120,737    3,520,899    3,641,636         337,671 11/28/94 5-7, 15, 27.5  07/15/94
  Minneapolis, MN

                      -------------------------------------------------------
SUBTOTAL                 5,076,305   81,516,823   86,593,128      11,211,317

LESS:
Combined Entity             20,000    1,526,760    1,546,760         819,363
                      -------------------------------------------------------
                        $5,056,305  $79,990,063  $85,046,368     $10,391,954
                      =======================================================

(1) The aggregate cost for Federal Income Tax purposes is approximately $86,600,000.

(2) The Managing General Partner of the Partnership elected to abandon its interest in Villas de Montellano, in Morovis, Puerto Rico, as of May 1, 1995.

(3) The Managing General Partner of the Partnership transferred its interest in Tamaric Apartments in Cedar Park, TX and Northwest Apartments in Georgetown, TX as of May 31, 1996.

(4) As of March 31, 1996, the value of Leatherwood's assets were deemed to be permanently impaired and were adjusted for the impairment.
                       Accumulated   depreciation   includes   the  reserve  for
impairment of $600,000.

(5) During the year ended December 31, 1996, Capital Park recognized an impairment loss on its rental property in the net amount of $1,859,614 as a result of applying FASB 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.

                        *** Mortgage   notes   payable    generally    represent
                            non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 5% to 11%. The Partnership has not guaranteed any of these mortgage notes payable.




Summary of property owned and accumulated depreciation:

Property Owned December 31, 1996                                   Accumulated Depreciation December 31, 1996
----------------------------------------------------------------   --------------------------------------------------

Balance at beginning of period                      $88,196,508    Balance at beginning of period        $ 8,230,924
Additions during period:                                             Additions during period:
                                                                        Depreciation                       2,916,742
Other acquisitions                            6,240                Impairment of assets (5)                (596,212)
Improvements etc.                           469,103                Write off of Properties transferred      (88,836)
                                                                   (3)
                                       -------------
                                                        475,343    Eliminations Texas Partnerships 1996    (819,363)
                                                                   Eliminations Texas Partnerships 1995      748,699
                                                                                                        -------------
                                                                                                        =============
Deductions during period:                                          Balance at close of period            $10,391,954
                                                                                                        =============
Disposals                                  (24,964)
Impairment of assets (5)                (2,455,826)
Write off of Properties transferred       (884,089)
(3)
Eliminations Texas Partnerships 1996    (1,546,760)
Eliminations Texas Partnerships 1995      1,286,156
                                       -------------
                                                    (3,625,483)
                                                    ============
Balance at close of period                          $85,046,368
                                                    ============

Property Owned December 31, 1995                                   Accumulated Depreciation December 31, 1995
----------------------------------------------------------------   --------------------------------------------------
Balance at beginning of period                      $87,000,025    Balance at beginning of period         $5,288,351
Additions during period:                                             Additions during period:
                                                                        Depreciation                       2,917,191
Other acquisitions                          203,563                Impairment of assets (4)                  600,000
Improvements etc.                           328,167                Eliminations Texas Partnerships 1995    (748,699)
                                       -------------
                                                        531,730    Eliminations Texas Partnerships 1994      174,081
                                                                                                        -------------
Deductions during period:                                          Balance at close of period             $8,230,924
                                                                                                        =============
Disposal of Villas de Montellano (2)    (3,630,214)
Eliminations Texas Partnerships 1995    (1,286,156)
Eliminations Texas Partnerships 1994      5,581,123
                                       -------------
                                                        664,753
                                                    ============
Balance at close of period                          $88,196,508
                                                    ============

Property Owned December 31, 1994                                   Accumulated Depreciation December 31, 1994
----------------------------------------------------------------   --------------------------------------------------
Balance at beginning of period                      $71,826,617    Balance at beginning of period         $2,913,784
Additions during period:                                             Additions during period:
                                                                        Depreciation                       2,446,393
Other acquisitions                       19,008,793                Eliminations Texas Partnerships 1994    (174,081)
Improvements etc.                            97,913                Eliminations Texas Partnerships 1993      102,255
                                       -------------                                                    -------------
                                                                   Balance at close of period             $5,288,351
                                                                                                        =============
Deductions during period:                            19,106,706
Cost of real estate and fixed assets      (261,711)
sold
Eliminations Texas Partnerships 1994    (5,581,123)
Eliminations Texas Partnerships 1993     1,909,536
Reclassification to intangible assets            0
                                       -------------
                                                    (3,933,298)
                                                    ============
Balance at close of period                          $87,000,025
                                                    ============


       BOSTON FINANCIAL TAX CREDITS PLUS
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1997
            Reports of Independent Auditors

[Letterhead]

[LOGO]
HALBERT, KATZ & CO., P.C.




INDEPENDENT AUDITORS' REPORT

To the Partners
Carolina Woods Associates II, Limited Partnership
Wilmington, Delaware


We have audited the accompanying balance sheets of Carolina Woods Associates II, Limited Partnership as of December 31, 1996 and December 31, 1995, and the related statements of income (loss), partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Carolina Woods Associates II, Limited Partnership as of December 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 11) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Carolina Woods Associates II, Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Halbert, Katz & Co., P.C.


January 30, 1997

[Letterhead]

[LOGO]
HALBERT, KATZ & CO., P.C.




INDEPENDENT AUDITORS' REPORT

To the Partners
Carolina Woods Associates II, Limited Partnership
Wilmington, Delaware


We have audited the accompanying balance sheets of Carolina Woods Associates II, Limited Partnership as of December 31, 1995 and December 31, 1994, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Carolina Woods Associates II, Limited Partnership as of December 31, 1995 and December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 12) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Carolina Woods Associates II, Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Halbert, Katz & Co., P.C.


January 30, 1996

Letterhead]

[LOGO]
PATTERSON & KELLY
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Walker Woods Partners, II, L.P.
Dover, Delaware 19901

Independent Auditors Report


We have audited the accompanying balance sheets of Walker Woods Partners, II, L.P. as of December 31, 1996 and 1995, and the statements of income, cash flows and owners' equity for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Woods Partners, II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.


/s/ Patterson & Kelly, P.A.
PATTERSON & KELLY, P.A.

Dover, Delaware
February 15, 1997

[Letterhead]

[LOGO]
PATTERSON & KELLY
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Walker Woods Partners, II, L.P.
Dover, Delaware 19901

Independent Auditors Report


We have audited the accompanying balance sheets of Walker Woods Partners, II, L.P. as of December 31, 1995 and 1994, and the statements of income, cash flows and owners' equity for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Woods Partners, II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.


/s/ Patterson & Kelly, P.A.
PATTERSON & KELLY, P.A.

Dover, Delaware
February 15, 1996

[Letterhead]

[LOGO]
Jorge del Manzano Venegas, C.P.A.



INDEPENDENT AUDITOR'S REPORT

To the Partners of,
Jardines Limited Dividend Partnership, S.E., L.P.
Juncos, Puerto Rico


I have audited the accompanying balance sheets of Jardines Limited Dividend Partnership, S.E., L.P., a Delaware limited partnership, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Partnership and of its management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jardines Limited Dividend Partnership, S.E., L.P. as of December 31, 1996 and 1995, and the results of its operations, the changes in its partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

continues........

J.D.M, C.P.A.
To the Partners of,
Jardines Limited Dividend Partnership, S.E., L.P.
Page 2

My examinations were made primarily for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subject to the auditing procedures applied in the examination of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

San Juan, Puerto Rico
February 14, 1997

/s/ Jorge del Manzano Venegas
Stamp no. 1366201 of the
Puerto Rico Society of CPA's
was affixed to the original

Letterhead]

[LOGO]
Jorge del Manzano Venegas, C.P.A.



INDEPENDENT AUDITORS' REPORT

To the Partners of,
Jardines Limited Dividend Partnership, S.E., L.P.
Juncos, Puerto Rico


I have audited the accompanying balance sheets of Jardines Limited Dividend Partnership, S.E., L.P., a Delaware limited partnership, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Partnership and of its management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jardines Limited Dividend Partnership, S.E., L.P. as of December 31, 1995 and 1994, and the results of its operations, the changes in its partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

continues........

J.D.M, C.P.A.
To the Partners of,
Jardines Limited Dividend Partnership, S.E., L.P.
Page 2

My examination was made primarily for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subject to the auditing procedures applied in the examination of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jorge del Manzano Venegas
San Juan, Puerto Rico

February 14, 1996

[Letterhead]

[LOGO]
O. DOUGLAS COVINGTON, C.P.A., P.A.


To The Partners
New Garden Associates
A Limited Partnership
Greensboro, North Carolina


I have audited the accompanying balance sheets of New Garden Associates, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Garden Associates, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/O. DOUGLAS COVINGTON
O. DOUGLAS COVINGTON, CPA
Greensboro, North Carolina
February 10, 1997

[Letterhead]

[LOGO]
O. DOUGLAS COVINGTON, C.P.A., P.A.


To the Partners
New Garden Associates
A Limited Partnership
Greensboro, North Carolina


I have audited the accompanying balance sheets of New Garden Associates, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Garden Associates, A Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/O. DOUGLAS COVINGTON
O. DOUGLAS COVINGTON, C.P.A.
Greensboro, North Carolina
February 27, 1996

[Letterhead]

[LOGO]
Coopers & Lybrand

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Broadway Tower Limited Partnership


We have audited the accompanying balance sheet of Broadway Tower Limited Partnership as of December 31, 1996, and the related statements of operations, partner's equity (deficiency), and cash flow for the year then ended. These financial statements are the responsibility of the management of Broadway Tower Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Tower Limited Partnership as of December 31, 1996, and the results of its operations, and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P.
Boston, Massachusetts
January 31, 1997

[Letterhead]

[LOGO]
Coopers & Lybrand

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Broadway Tower Limited Partnership


We have audited the accompanying balance sheet of Broadway Tower Limited Partnership as of December 31, 1995, and the related statements of operations, partner's equity (deficiency), and cash flow for the year then ended. These financial statements are the responsibility of the management of Broadway Tower Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Tower Limited Partnership as of December 31, 1995, and the results of its operations, and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P.
Boston, Massachusetts
February 9, 1996

[Letterhead]

[LOGO]
Coopers & Lybrand

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Broadway Tower Limited Partnership


We have audited the accompanying balance sheet of Broadway Tower Limited Partnership as of December 31, 1994, and the related statements of operations, partner's equity (deficiency), and cash flow for the year then ended. These financial statements are the responsibility of the management of Broadway Tower Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Tower Limited Partnership as of December 31, 1994, and the results of its operations, and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P.
Boston, Massachusetts
February 8, 1995

[Letterhead]

[LOGO]
ZINNER & CO.

INDEPENDENT AUDITORS' REPORT


To the Partners
Bancroft Street Limited Partnership


We have audited the accompanying balance sheets of Bancroft Street Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancroft Street Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Zinner & Co.

January 13, 1997
[Letterhead]

[LOGO]
ZINNER & CO.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Bancroft Street Limited Partnership


We have audited the accompanying balance sheets of Bancroft Street Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancroft Street Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Zinner & Co.

January 16, 1996

[Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
45TH & VINCENNES LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of 45TH & VINCENNES LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1996, and the related statements of operations, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 45TH & VINCENNES LIMITED
PARTNERSHIP at December 31, 1996, and its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692


January 21, 1997

[Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT

[Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
45TH & VINCENNES LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of 45TH & VINCENNES LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 45TH & VINCENNES LIMITED PARTNERSHIP as of December 31, 1995, and its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692


February 4, 1996

[Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
45TH & VINCENNES LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis, of 45TH & VINCENNES LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1994, and the related statements of operations-income tax basis, changes in partners' equity-income tax basis and statement of cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of 45TH & VINCENNES LIMITED PARTNERSHIP as of December 31, 1994, and its operations, changes in partners' equity and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identifcation No. 36-3097692


January 31, 1995

[Letterhead]
[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


The Partners
Duluth Limited Partnership II
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Duluth Limited Partnership II as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 18, 1997

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


To the Partners
Duluth Limited Partnership II
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Duluth Limited Partnership II as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota

January 22, 1996

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


The Partners
Dakota Square Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Dakota Square Manor Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Square Manor Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 18, 1997

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


The Partners
Dakota Square Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Dakota Square Manor Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Square Manor Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota

January 22, 1996

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


The Partners
Phoenix Housing Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Phoenix Housing Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Housing Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 18, 1996
[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


The Partners
Phoenix Housing Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Phoenix Housing Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Housing Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota

January 17, 1996

[Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
METROPOLITAN APARTMENTS LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1996, and the related statements of profit and loss (HUD 92410), changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP at December 31, 1996, and its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner;  James E.Haran (847) 853-2580



January 17, 1997

[Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
METROPOLITAN APARTMENTS LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities and partners' equity-income tax basis of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1995, and the related statements of income (loss)-income tax basis, changes in partners' equity-income tax basis and statement of cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP at December 31, 1995, and its income
(loss), changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principals.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner;  James E.Haran (847) 853-2580



January 19, 1996

[Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
METROPOLITAN APARTMENTS LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities and partners' equity-income tax basis of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1994, and the related statements of income (loss)-income tax basis, changes in partners' equity-income tax basis and statement of cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not to be presented in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP at December 31, 1994, and its income or loss, changes in partners' equity and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements.

/s/Haran & Associates LTD

January 27, 1995

[Letterhead]

[LOGO]
MILLER WELLE HEISER

INDEPENDENT AUDITOR'S REPORT


To the Partners
Cottage Homesteads of Aspen Limited Partnership
St. Paul, Minnesota

We have audited the balance sheets of COTTAGE HOMESTEADS OF ASPEN LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COTTAGE HOMESTEADS OF ASPEN LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Miller, Welle, Heiser & Co, Ltd.
MILLER, WELLE, HEISER & CO., LTD.
Certified Public Accountants

St. Cloud, Minnesota
January 25, 1997
[Letterhead]

[LOGO]
MILLER WELLE HEISER

INDEPENDENT AUDITOR'S REPORT


To the Partners
Cottage Homesteads of Aspen Limited Partnership
St. Paul, Minnesota

We have audited the balance sheets of COTTAGE HOMESTEADS OF ASPEN LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COTTAGE HOMESTEADS OF ASPEN LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Miller, Welle, Heiser & Co, Ltd.
MILLER, WELLE, HEISER & CO., LTD.
Certified Public Accountants
St. Cloud, Minnesota

January 22, 1996

[Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P.


To the Partners
Atkins Glen Limited Partnership
Raleigh, North Carolina

We have compiled the accompanying balance sheet of Atkins Glen Limited Partnership as of December 31, 1996 and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying 1996 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1995 were audited by other accountants and they expressed an unqualified opinion on them in their report dated January 27, 1996, but they not performed any auditing procedures since that date.


/s/ Dixon, Odom & Co. L.L.P
February 10, 1997


January 13, 1995
[Letterhead]

[LOGO]
The Daniel Professional Group, Inc.

Independent Auditors' Report


To the General Partners of
Atkins Glen Limited Partnership
(A North Carolina Limited Partnership)

We have audited the accompanying balance sheets of Atkins Glen Limited Partnership as of December 31, 1995 and the related statements of revenues and expenses and changes in partners' equity, statements of partners' equity (deficit) and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Atkins Glen Limited Partnership as of December 31, 1994, were audited by other auditors whose report dated January 13, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atkins Glen Limited Partnership as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ The Daniel Professional Group, Inc.

January 22, 1996
Winston-Salem, North Carolina

[Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P..

INDEPENDENT AUDITORS' REPORT


To the Partners
Kings Grant Court Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Kings Grant Court Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A, the Partnership's policy is to prepare its financial statements on the accounting basis used for federal income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kings Grant Court Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, on the basis of accounting described in Note A.



/s/ Dixon, Odom & Co., L.L.P.
February 7, 1997


 [Letterhead]

[LOGO]
The Daniel Professional Group, Inc.

Independent Auditors' Report


To the Partners
Kings Grant Court Limited Partnership

We have audited the accompanying statement of assets, liabilities and partners' equity of Kings Grant Court Limited Partnership as of December 31, 1994, and the related statements of revenues and expenses and changes in partners' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Partnership's policy is to prepare its financial statements on the accounting basis used for federal income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kings Grant Court Limited Partnership, at December 31, 1994 and the results of its operations and its cash flows for the year then ended, on the basis of accounting described in Note 1.



/s/ The Daniel Professional Group, Inc.

February 10, 1995
Winston-Salem, North Carolina

[Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P.

INDEPENDENT AUDITORS' REPORT


To the Partners
Kings Grant Court Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheet of Kings Grant Court Limited Partnership as of December 31, 1995 and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A, the Partnership's policy is to prepare its financial statements on the accounting basis used for federal income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kings Grant Court Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended on the basis of accounting described in Note A.

The 1994 financial statements were audited by other auditors whose report thereon dated February 10, 1995 expressed an unqualified opinion.

/s/ Dixon, Odom & Co. L.L.P


February 12, 1996

[Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P.

INDEPENDENT AUDITORS' REPORT


To the Partners
Chestnut Plains Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Chestnut Plains Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Plains Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Dixon, Odom & Co. L.L.P.


February 7, 1997
[Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P.

INDEPENDENT AUDITORS' REPORT


To the Partners
Chestnut Plains Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Chestnut Plains Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Plains Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Dixon, Odom & Co. L.L.P


February 12, 1996

[Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P.

INDEPENDENT AUDITORS' REPORT


To the Partners
Long Creek Court Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Long Creek Court Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Long Creek Court Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Dixon, Odom & Co. L.L.P


January 26, 1996

[Letterhead]

[LOGO]
JOHN D. SCHULER


Independent Auditor's Report

To the Partners
Prince Hall Housing Associates, Limited
Marlton, New Jersey


We  have  audited  the  accompanying  balance  sheets  of  Prince  Hall  Housing
Associates, Limited, An Oklahoma Limited Partnership, Section 8 Number OK56-E000-014, as of December 31, 1996, and 1995, and the related statements of income and expense, changes in partners' (deficiency) and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prince Hall Housing Associates, Limited, as of December 31, 1996, and 1995, and the results of its operations and the changes in partners' (deficiency) and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As described more fully in Notes 13 and 14, shown in the financial statements, the Partnership incurred significant operating losses including the year ended December 31, 1996, and as of that date, had a working capital deficiency of $663,737.

The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Comapny's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainity except for the recognition of the impairment loss through the statement of profit and loss.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997, on our consideration of Prince Hall Housing Associates, Limited's internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 to 23 is presented for purposes of additional analysis and not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/John D. Schuler

Tulsa, Oklahoma
January 18, 1997
[Letterhead]

[LOGO]
JOHN D. SCHULER


Independent Auditor's Report

To the Partners
Prince Hall Housing Associates, Limited
Marlton, New Jersey


We  have  audited  the  accompanying  balance  sheets  of  Prince  Hall  Housing
Associates, Limited, An Oklahoma Limited Partnership, Section 8 Number OK56-E000-014, as of December 31, 1995, and 1994, and the related statements of income and expense, changes in partners' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prince Hall Housing Associates, Limited, as of December 31, 1995, and 1994, and the results of its operations and the changes in partners' equity and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1996, on our consideration of Prince Hall Housing Associates, Limited's internal control structure and reports dated January 20, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 to 23 is presented for purposes of additional analysis and not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/John D. Schuler

Tulsa, Oklahoma
January 20, 1996

[Letterhead]

[LOGO]
BERC &
FOX LIMITED

Independent Auditors' Report


To the Partners,

Exodus/Lyndale/Windsor Limited Partnership:


We have audited the accompanying balance sheets of Exodus/Lyndale/Windsor Limited Partnership (a Minnesota Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exodus/Lyndale/Windsor Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Berc & Fox Limited
Minneapolis, Minnesota


January 23, 1997
[Letterhead]

[LOGO]
BERC &
FOX LIMITED

Independent Auditor's Report


To the Partners,
Exodus/Lyndale/Windsor Limited Partnership:


We have audited the accompanying balance sheets of Exodus/Lyndale/Windsor Limited Partnership (a Minnesota Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exodus/Lyndale/Windsor Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Berc & Fox Limited
Minneapolis, Minnesota


February 8, 1996

[Letterhead]

[LOGO]
HUNGERFORD & CO. Certified Public Accountants


To the Partners
Vista Villa/MHT Limited Dividend Housing
   Association Limited Partnership
Southfield, Michigan


We have  audited  the  accompanying  Balance  Sheet of Vista  Villa/MHT  Limited
Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 906 as of December 31, 1996 and the related Statements of Profit and Loss, Partners' Equity and Cash Flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership at December 31, 1996 and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997 on our consideration of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated February 12, 1997 on its compliance with laws and regulation.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data on pages 12 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/Hungerford & Co

February 12, 1997

[Letterhead]

[LOGO]
HUNGERFORD & CO. Certified Public Accountants


To the Partners
Vista Villa/MHT Limited Dividend Housing
   Association, Limited Partnership
Southfield, Michigan


We have  audited  the  accompanying  Balance  Sheet of Vista  Villa/MHT  Limited
Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 906 as of December 31, 1995 and the related Statements of Profit and Loss, Partners' Equity and Cash Flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership at December 31, 1995 and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1996 on our consideration of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated February 5, 1996 on its compliance with laws and regulation.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data on pages 12 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/Hungerford & Co

February 5, 1996

[Letterhead]

[LOGO]
HUNGERFORD & CO. Certified Public Accountants


To the Partners
Vista Villa/MHT Limited Dividend Housing
   Association, Limited Partnership
Southfield, Michigan


We have  audited  the  accompanying  Balance  Sheet of Vista  Villa/MHT  Limited
Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 906 as of December 31, 1994 and the related Statements of Profit and Loss, Partners' Equity and Cash Flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership at December 31, 1994 and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/Hungerford & Co

February 21, 1995

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITOR'S REPORT

To the Partners
Linden Square Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheet of Linden Square Limited Dividend Housing Association Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linden Square Limited Dividend Housing Association Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1997 on our consideration of Linden Square Limited Dividend
Housing Association Limited Partnership's internal control structure and a report dated January 30, 1997 on laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 30, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITOR'S REPORT

To the Partners
Linden Square Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheet of Linden Square Limited Dividend Housing Association Limited Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linden Square Limited Dividend Housing Association Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of Linden Square Limited Dividend
Housing Association Limited Partnership's internal control structure and a report dated January 26, 1996 on laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 26, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITOR'S REPORT

To the Partners
Linden Square Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheet of Linden Square Limited Dividend Housing Association Limited Partnership as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linden Square Limited Dividend Housing Association Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects in relation to the financial statements taken as a whole.

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 20, 1995

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report


The Partners
Tree Trail Apartments, A Limited Partnership:


We have audited the balance sheets of Tree Trail Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Trail Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


February 6, 1997
[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditor's Report


The Partners
Tree Trail, A Limited Partnership:


We have audited the balance sheets of Tree Trail Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Trail Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


February 9, 1996

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report


The Partners
Meadow Wood Townhomes, A Limited Partnership:


We have audited the balance sheets of Meadow Wood Townhomes, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Wood Townhomes, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


January 29, 1997
[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditor's Report


The Partners
Meadow Wood Townhomes, A Limited Partnership:


We have audited the balance sheets of Meadow Wood Townhomes, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Wood Townhomes, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


February 9, 1996

[Letterhead]

[LOGO]
Richard J. Bellew

Independent Auditor's Report


To the Partners,
99 Livingston Associates, L.P.


I have audited the accompanying balance sheet of 99 LIVINGSTON ASSOCIATES, L.P. (the Partnership) as of December 31, 1996 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 LIVINGSTON ASSOCIATES, L.P. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Richard J. Bellew

Garrison, New York
February 17, 1997
[Letterhead]

[LOGO]
Richard J. Bellew

Independent Auditor's Report


To the Partners,
99 Livingston Associates, L.P.


I have audited the accompanying balance sheet of 99 Livingston Associates, L.P. (the Partnership) as of December 31, 1995 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Livingston Associates, L.P. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Richard J. Bellew

Garrison, New York
February 9, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITOR'S REPORT

To the Partners
99 Livingston Associates, L.P.


We have audited the accompanying balance sheet of 99 Livingston Associates, L.P. as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Livingston Associates, L.P. as of December 31, 1994, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 25, 1995

Letterhead]

[LOGO]
POST, FORD & GUSTAVSON

Independent Auditor's Report

To the Partners
Hudson Square Apartments Company
Houston, Texas


We have audited the accompanying balance sheet of Hudson Square Apartments Company Project No. 064-44036, (a Limited Partnership) as of December 31, 1996 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 064-44036 at December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the reports (shown on pages 13 through 17) are presented for the purposes of additional analysis and are not a required part of the financial statements of the HUD Project No. 064-44036. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/Post Ford & Gustovson

Shreveport, Louisiana
February 10, 1997

[Letterhead]

[LOGO]
POST, FORD & GUSTAVSON

Independent Auditor's Report

To the Partners
Hudson Square Apartments Company
Houston, Texas


We have audited the accompanying balance sheet of Hudson Square Apartments Company Project No. 064-44036, (a Limited Partnership) as of December 31, 1995 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 064-44036 at December 31, 1995 and the results of its operations and its cash flows or the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the reports (shown on pages 13 through 17) are presented for purposes of additional analysis and are not a required part of the financial statements of the HUD Project No. 064-44036. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Post Ford & Gustovson

Shreveport, Louisiana
February 10, 1996

[Letterhead]

[LOGO]
POST, FORD & GUSTAVSON

Independent Auditor's Report

To the Partners
Hudson Square Apartments Company
Houston, Texas


We have audited the accompanying balance sheet of Hudson Square Apartments Company Project No. 064-44036, (a Limited Partnership) as of December 31, 1994 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 064-44036 at December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the reports (shown on pages 13 through 17) are presented for the purposes of additional analysis and are not a required part of the financial statements of the HUD Project No. 064-44036. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/Post Ford & Gustovson

Shreveport, Louisiana
February 10, 1995

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY

Independent Auditors' Report

To the Partners
Pilot House Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Pilot House Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Pilot House Associates, L.P. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.

January 29, 1997

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY

Independent Auditor's Report

To the Partners
Pilot House Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Pilot House Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Pilot House Associates, L.P. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.

February 11, 1996

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY

Independent Auditor's Report

To the Partners
Pilot House Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Pilot House Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1994,and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Pilot House Associates, L.P. at December 31, 1994, and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.

February 11, 1995

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY

Independent Auditors' Report

To the Partners
Preston Place Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Preston Place Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Preston Place Associates, L.P. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.

January 29, 1997

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY

Independent Auditor's Report

To the Partners
Preston Place Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Preston Place Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Preston Place Associates, L.P. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.

January 26, 1996

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY

Independent Auditor's Report

To the Partners
Preston Place Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Preston Place Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1994, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Preston Place Associates, L.P. at December 31, 1994, and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.

February 11, 1995

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS

         SECTION 8 NUMBER: 0K56-E000-014

         REPORT ON EXAMINATION OF FINANCIAL STATEMENTS

         AS OF DECEMBER 31, 1996

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         REPORT ON EXAMINATION OF FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996




         CONTENTS




                                                         Page

Auditors' report......................................  1 - 2


Comparative balance sheets............................  3 - 4


Statement of income and expenses......................  5 - 6


Statement of partners' (deficiency)...................  7


Statement of cash flows ..............................  8 - 9


Notes to financial statements......................... 10 - 16


Supplemental schedules................................ 17 - 23


Internal control report............................... 24 - 25


Compliance report.....................................      26


Affirmative fair housing report.......................      27


Applicable laws and regulations report................      28


Mortgagor's certification.............................      29


Management agent's certification......................      30

John D. Schuler
Certified Public Accountants
2021 South Lewis Avenue, Suite 700
Tulsa, Oklahoma 74104
918/742-6633

EIN 73-1261093

         Independent Auditor's Report


To the Partners
Prince Hall Housing Associates, Limited
Marlton, New Jersey


           We have audited the accompanying balance sheets of Prince Hall Housing Associates, Limited, An Oklahoma Limited Partner- ship, Section 8 Number OK56-E000-014, as of December 31, 1996, and 1995, and the related statements of income and expense, changes in partners' (deficiency) and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prince Hall Housing Associates, Limited, as of December 31, 1996, and 1995, and the results of its operations and the changes in partners' (deficiency) and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

           The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As described more fully in Notes 13 and 14, shown in the financial statements, the Partnership incurred significant operating losses including the year ended December 31, 1996, and, as of that date, had a working capital deficiency of $663,737.

The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going con- cern. The financial statements do not include any adjust- ments that might result from the outcome of this uncertainty except for the recognition of the impairment loss through the statement of profit and loss.

           In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997, on our considera- tion of Prince Hall Housing Associates, Limited's internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

           Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the audit- ing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/John D. Schuler




















Tulsa, Oklahoma
January 18, 1997

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         COMPARATIVE BALANCE SHEETS


         ASSETS                                                                                 December 31,


                                                                                          1996                 1995
CURRENT ASSETS:
  1110   Petty cash                                                                 $      600       $             400
  1120*  Cash and cash equivalents                                                         258                  27,570
  1130*  Tenant accounts receivable                                                     40,066                  23,173
  4220*  Reserve for collection losses                                                 (36,404)                (22,145)
  1240   Prepaid property insurance                                                          -                  31,117
       TOTAL CURRENT ASSETS                                                              4,520                  60,115

DEPOSITS HELD IN TRUST, FUNDED:
  1191*  Tenant security deposits                                                       10,007                  11,970

RESTRICTED DEPOSITS AND FUNDED RESERVES:
  1170   Cash in bank-restricted (Note 12)                                             186,758                       -
  1314   Debt service reserve fund (Note 6)                                            125,300                 125,300
  1317*  Real estate tax escrow                                                              -                   2,363
  1320   Maintenance fund (Note 6)                                                      53,965                  46,433
  1323   Escrow funds - Fleet National Bank
           (Note 10)                                                                   506,581                 535,627
  1323   Bond fund (Note 6)                                                             19,013                  24,282
  1323   Revenue fund (Note 6)                                                          24,481                  10,436
  1323   Insurance fund (Note 6)                                                        83,249                       -
       TOTAL RESTRICTED DEPOSITS
         AND FUNDED RESERVES                                                           999,347                 744,441

FIXED ASSETS (Notes 1 and 3):
  1410*  Land                                                                           25,881                  25,881
  1420*  Building (Note 13)                                                            629,600               3,085,426
  1490*  Appliances                                                                     78,013                  78,013
  1490*  Building equipment - fixed                                                      2,157                       -
  1490*  Office equipment                                                                1,293                   1,293
      TOTAL FIXED ASSETS                                                               736,944               3,190,613
  Less* accumulated depreciation (Note 13)                                            ( 69,152)               (545,817)
       TOTAL FIXED ASSETS (net)                                                        667,792               2,644,796

OTHER ASSETS:
  1600   Deposits                                                                        2,389                   1,180
  1850   Loan fees (Note 4) (net of
           accumulated amortization)                                                    97,214                 108,015
       TOTAL OTHER ASSETS                                                               99,603                 109,195

       TOTAL ASSETS                                                                 $1,781,269              $3,570,517

*See supplemental data.  See accompanying notes and auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         COMPARATIVE BALANCE SHEETS



         LIABILITIES AND PARTNERS' EQUITY

                                                                                  December 31,
                                                                                          1996           1995

CURRENT LIABILITIES:
  2065*  Advance from corporate
           general partner                                                          $   50,000            $        -
  2110   Accounts payable (Note 11)                                                    489,818               380,521
  2113*  Accounts payable - government                                                   3,489                 3,992
  2130   Accrued interest expense                                                       20,340                21,083
  2151*  Accrued property tax                                                            8,204                 7,977
  2152   Accrued utilities                                                              12,346                14,310
  2152   Accrued property insurance                                                      1,318                     -
  2360*  Owners advances - operating                                                    16,021                16,021
  2361*  Owners advances and accrued
           interest - development                                                      285,052               263,627
  2196*  Unpaid construction costs (Note 7)                                            321,626               321,626
  2200   Prepaid rent                                                                    1,721                 2,964
  2320   Mortgage payable, current
           portion (Note 3)                                                             65,000                60,000
       TOTAL CURRENT LIABILITIES                                                     1,274,935             1,092,121

DEPOSIT LIABILITIES:
  2191*  Tenant security deposits payable                                                9,878                11,844

LONG-TERM LIABILITY:
  2320   Mortgage payable (Note 3)                                                   1,570,000             1,630,000
  Less current portion of
    mortgage payable                                                                   (65,000)              (60,000)
       TOTAL LONG-TERM LIABILITY                                                     1,505,000             1,570,000

PARTNERS' EQUITY:                                                                   (1,008,544)              896,552

       TOTAL LIABILITIES AND PARTNERS'
          EQUITY                                                                    $1,781,269            $3,570,517




*See supplemental data.
See accompanying notes and auditors' report.

                U.S. Department of Housing and Urban Development
                  Office of Housing Federal Housing Commissioner
                         STATEMENT OF PROFIT AND LOSS
                   For the Year Ended December 31, 1996

Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington, D.C. 20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addressees.

For month /period             Project Number             Project Name
Beginning                  Ending                        Prince Hall Housing
January 1, 1996   December 31, 1996 0K56-E000-014        Limited Partnership

Part I

Rental Income

Apartment or Member Carrying Charges (Coops)                                        $     176,024
Tenant Assistance Payments                                                          $     841,384
Total Rent Revenue Potential at 100% Occupancy                                          1,017,408

Vacancies

Apartments                                                                               (158,220)
Total Vacancies                                                                          (158,220)
Net Rental Revenue Less Vacancies                                                         859,188
Interest Income - Project Operations                                                        4,465
Income from investments - Reserves for Replacements                                         2,648
Total Financial Revenue                                                                     7,113
Other Revenue
Laundry and Vending                                                                         3,251
NSF and Late Charges                                                                        4,745
Damages and Cleaning Fees                                                                   7,421
Fortified Tenant Security Deposits                                                          1,519
Other Revenue (specify)                                                                       541
Total Other Revenue                                                                        17,477
Total Revenue                                                                             883,778

Administrative Expenses
Advertising                                                                                 1,223
Renting Expense                                                                            10,120
Office Salaries (Note 9)                                                                   13,596
Office Supplies                                                                             6,024
Management Fee ( Note 8)                                                                   52,852
Manager or Superintendent Salaries (Note 9)                                                25,777
Legal Expenses (Project)                                                                   23,335
Auditing Expenses (Project)                                                                 9,473

Bookeeping Fees/ Accounting Services (Note 8)                                               9,826
Telephone and Answering Service                                                             2,367
Bad Debts                                                                                     251
Miscellaneous Administrative Expenses (specify)                                             4,292
Total Administrative Expenses                                                             159,136
Electricity (Light and Misc. Power)                                                        16,648
Water                                                                                      28,541
Gas                                                                                        82,325
Sewer                                                                                      31,591
Total Utilities Expense                                                                   159,105

See accompanying   notes  and auditor's report.



Limited Partnership                                          023-44269


Janitor and Cleaning Payroll (Note 9)                                                      51,781
Janitor and Cleaning Supplies                                                               5,986
Exterminating Payroll/ Contract                                                             5,516
Garbage and Trash Removal                                                                  10,704
Security Payroll/ Contract                                                                 67,083
Grounds Contract                                                                           11,345
Repairs Material                                                                           23,521
Repairs Contract                                                                           27,292
Heating/ Cooling Repairs and Maintenance                                                    7,229
Decorating Payroll/ Contract                                                                6,917
Total Operating and Maintenance Expenses                                                  217,374

Real Estate Taxes                                                                           8,204
Payroll Taxes (FICA)                                                                        9,017
Miscellaneous Taxes, Licenses and Permits                                                     627
Property and Liability Insurance (Hazard)                                                  32,345
Workmen's Compensation                                                                     17,154
Health Insurance and Other Employee Benefits                                                8,717
Total Taxes and Insurance                                                                  76,154

Interest on Mortgage Payable                                                              163,713
Interest on Accounts Payable (Note 11)                                                     18,346
Miscellaneous Financial Expenses                                                            5,083
Impairment Loss on Rental Property                                                      1,859,614
Total Financial Expenses                                                                2,046,756

Total Cost of Operations Before Depreciation                                            2,658,525
Profit (Loss) before Depreciation                                                      (1,774,747)
Depreciation (Total)                                                                      119,547
Operating Profit or (Loss)                                                             (1,894,294)
Other Expenses (Enitity) Amortization (Note 4)                                             10,802
Net Profit or (Loss)                                                                   (1,905,096)

The  accompanying  notes are  an  integral  part  of  the financial statements.






Part II
1. Total principal payments required under the mortgage,
even if payments under a Workout Agreement are less or
more than those required under the mortgage                          60,000
2. Replacement Reserve deposits required by the Regulatory
Agreement or Amendments thereto, even if payments may be
temporarily suspended or waived                                      18,400*
3. Replacement or Painting Reserve releases which are included
 as expenses items on this profit and loss statement                  9,533

See accompanying notes and auditor's report.
   *Required by foreclosure Sale Use Agreement.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         STATEMENT OF PARTNERS' (DEFICIENCY)
         AS OF DECEMBER 31, 1996




                                                                                     GENERAL                LIMITED
                                                          TOTAL                      PARTNER                PARTNERS



BALANCE DECEMBER 31, 1995                                   $   896,552              $   (5,984)               $   902,536


Excess of expenses over
  revenues for the period
  ended December 31, 1996                                    (1,905,096)                (19,051)                (1,886,045)



BALANCE DECEMBER 31, 1996                                   $(1,008,544)             $  (25,035)               $  (983,509)















See accompanying notes and auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         STATEMENT OF CASH FLOWS
         FOR THE YEAR ENDING DECEMBER 31, 1996



CASH FLOWS FROM OPERATING ACTIVITIES:
  Rental receipts                                                                                          $840,550
  Interest receipts                                                                                           7,113
  Other receipts                                                                                             17,476
                                                                                                            865,139

  Administrative                                                                                             39,934
  Management fees                                                                                            41,038
  Utilities                                                                                                 145,506
  Salaries and wages                                                                                         74,502
  Operating and maintenance                                                                                 130,381
  Real estate taxes                                                                                           7,977
  Miscellaneous taxes and insurance                                                                          36,523
  Tenant security and other deposits                                                                          1,212
  Interest on mortgage                                                                                      164,456
  Mortgage escrow deposits - net                                                                             89,663
  Bank charges                                                                                                5,083
                                                                                                            736,275
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            128,864

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash accounts                                                                     (186,758)
  Reserve for replacement - funded                                                                          (17,065)
  Reserve for replacement - releases                                                                          9,533
  Decrease in escrowed funds - Merrill Lynch/Fleet                                                           29,046
  Purchases of fixed assets                                                                                  (2,157)
  Increase in advance from corporate general partner                                                         50,000
  Increase in amount due Carnes Bros.
    Construction Co. - development fees                                                                      21,425
      NET CASH USED IN INVESTING ACTIVITIES                                                                 (95,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage                                                                            (60,000)
       NET CASH USED IN FINANCING ACTIVITIES                                                                (60,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                   (27,112)

CASH AT BEGINNING OF YEAR                                                                                    27,970

CASH AT END OF YEAR                                                                                        $    858

See accompanying notes and auditor's report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         STATEMENT OF CASH FLOWS
         FOR THE YEAR ENDING DECEMBER 31, 1996



CASH FLOWS FROM OPERATING ACTIVITIES: (continued)

  Net (loss)                                                                                            $(1,905,096)

  Adjustments to reconcile net (loss) to net cash provided by operating activities:

    Depreciation and amortization                                                                           130,349
    Impairment loss on rental property                                                                    1,859,614
    Increase in tenant accounts receivable                                                                  (16,893)
    Increase in reserve for collection losses                                                                14,259
    Decrease in prepaid expenses                                                                             31,117
    Decrease in tenant security deposits                                                                      1,963
    Increase in mortgage escrow deposits                                                                    (89,662)
    Increase in deposits                                                                                     (1,209)
    Increase in accounts payable                                                                            109,297
    Decrease in accounts payable - government                                                                  (503)
    Decrease in accrued expenses                                                                             (1,389)
    Increase in accrued property tax                                                                            227
    Decrease in prepaid rents                                                                                (1,244)
    Decrease in tenant security deposits payable                                                             (1,966)


       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        $   128,864


       CASH PAID DURING THE YEAR FOR INTEREST                                                           $   164,456

See accompanying notes and auditor's report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: OK56-E000-014
         NOTES TO FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996



NOTE 1:        Summary of significant accounting policies:

                 Fixed assets and depreciation:
                      Fixed assets are stated at cost. Depreciation is provided using the Modified Accelerated Cost Recovery Method over the statutory periods of the related assets. Estimated useful lives are as follows:

                             Buildings                           27.5 years
                             Appliances                           7   years
                             Office equipment                     5   years

                 Income taxes:
                      No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. The impairment loss discussed in Note 13 is not deductible for income tax purposes.


NOTE 2:        Organization:

               Prince Hall Housing Associates, Limited, was organized on October 1, 1990, as an Oklahoma limited partnership under the laws of the State of Oklahoma to acquire, develop, and operate a low-income apartment project in Oklahoma City, Oklahoma. The partnership has one general partner and two investor limited partners.

               Capital contributed or accrued from date of inception through December 31, 1996, is as follows:

                 General Partner:
            Former Partner, George Carnes sold
              his 1% general partnership interest
              to Prince Hall Housing - Michaels
              Corp. on October 22, 1993        $      100
                 Limited Partners:
            SLP, Inc.                          $       10
            Boston Financial Tax Credit Fund Plus
              A Limited Partnership            $1,495,000


   continued -

See auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: OK56-E000-014
         NOTES TO FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996




NOTE 2:         Organization: (continued)


                Distributions of profits and losses:

                      The partnership agreement provides that profits and losses are to be distributed as follows:

                      General Partner:

                          Prince Hall Housing - Michaels Corp.        1%

                      Limited Partners:

                          Boston Financial Tax Credit Fund
                            Plus, A Limited Partnership              99%



The amended and restated partnership agreement provides that the Investor Limited Partner shall contribute as its Capital Contribution the sum of $1,495,000 plus the Incremental Amount payable in three installments: the first Installment, in the amount of $140,000, was payable on the date of the Investment Closing; and the second Installment, in the amount of $655,000, was payable on the Subsidy Layering Approval Date; and the third Installment, in the amount of $700,000 plus the Incremental Amount, was payable on the later of (a) the date on which the Second Installment shall become due and payable and (b) the Completion Date.



   continued -







See auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: OK56-E000-014
         NOTES TO FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996



NOTE 2:         Organization: (continued)

Capital contributions paid during 1993 were as follows:

                         February 16, 1993                 $   10,000
                         June 21, 1993                        505,000
                         August 5, 1993                       150,000
                         December 17, 1993                    100,000

                         Deposited with Escrow Agent,
                         Merrill Lynch Trust Company,
                         Employee Benefit Trust Operations    600,000

                           Total                            1,365,000

                         Funded development fee
                         paid - BFTC                          130,000

                         Total Syndication Proceeds        $1,495,000


NOTE 3: Mortgage Payable:

                On November 27, 1990, a first mortgage was entered into by Prince Hall Housing Associates, Limited, an Oklahoma Limited Partnership in favor of Boatmen's First National Bank of Oklahoma, of Oklahoma City, Oklahoma, (formerly First Interstate Bank of Oklahoma, N.A.) as trustee, to secure that certain promissory note executed on November 27, 1990. Under the terms of the promissory note, Prince Hall Housing Associates promised to pay to the Oklahoma County Home Finance Authority $1,825,000, together with interest thereon, by depositing the amounts at the principal corporate trust office of Boatmen's First National Bank of Oklahoma.

                All fixed assets are pledged as collateral toward the mortgage note. No partner is personally obligated on the mortgage note.


  continued -


See auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: OK56-E000-014
         NOTES TO FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996




NOTE 3: Mortgage Payable: (continued)

                The term of the loan is 15 years. Payments of $18,866 a month including principal and interest began January 1, 1996. The monthly payment amount is subject to change semi-annually as specified in the Indenture of Trust. Beginning January 1, 1997, monthly payments of $18,866 including principal and interest continue to be required.

                Maturities on the mortgage note for each of the next five years are as follows:

                                  Year                                   Amount

                                  1997                                 $  65,000
                                  1998                                 $  75,000
                                  1999                                 $  80,000
                                  2000                                 $  90,000
                                  2001                                 $ 100,000



NOTE 4: Loan Fees:

                Loan fees consist of amounts paid for obtaining the mortgage loan and commencing January 1, 1991, are being amortized over fifteen (15) years using the straight-line method.



NOTE 5: Housing assistance payments:

                In 1991,  the  partnership  entered  into a  fifteen  (15)  year
                Section 8 Housing Assistance Payments contract with HUD. HUD is responsible for disbursing the monthly rent supplements to the partnership. The maximum annual contract commitment is approximately $742,000.




See auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: OK56-E000-014
         NOTES TO FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996




NOTE 6:         Restricted deposits and funded reserves:

                The bond fund, debt service reserve fund, maintenance fund, insurance fund, and revenue fund consist of amounts of project funds held by the trustee, Boatmen's First National Bank of Oklahoma, and are maintained as specified in the Indenture of Trust.


NOTE 7:Unpaid Construction Costs:

                As of December 31, 1996, the partnership was indebted to the construction contractor, Carnes Bros. Construction Co., in the amount of $321,626, for renovation costs incurred in 1991 and 1992.


NOTE 8:         Identity of Interest:

                The project's management agent, Interstate Realty Management
                 Company, is controlled by Michael J. Levitt.

                The management fee is based on 6% of income as of December 31, 1996.

                The  partnership   incurred  bookkeeping  fees  charged  by  the
                management agent for accounting services not covered by the management fee which is consistent with HUD regulations.

                Michael J. Levitt is also sole shareholder of Prince Hall Housing - Michaels Corp., the General Partner of Prince Hall Housing Associates, an Oklahoma Limited Partnership.


NOTE 9:Payroll Related Accounts:

                Payroll related accounts reflect amounts paid or payable to the management agent as reimbursement for actual wages paid to on-site personnel and actual health insurance premiums paid for on-site personnel plus a percentage for payroll taxes and workers' compensation insurance.


See auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: OK56-E000-014
         NOTES TO FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996



NOTE 10:Escrowed Fund:

                An Escrow Agreement was entered into on December 1, 1992, by and among Boston Financial Tax Credit Fund Plus, A Limited
                Partnership, a Massachusetts limited partnership ("BFTCP"); Merrill Lynch Trust Company, a New Jersey corporation, Escrow Agent (the "Escrow Agent"); Prince Hall Housing Associates, Limited, an Oklahoma Limited Partnership (the "Partnership"); George F. Carnes in his capacity as original general partner of the Partnership (the "General Partner") and Carnes Bros. Construction Co., an Oklahoma corporation (the "Developer").

                The agreement provides for a portion of the capital contributions received from BFTCP be held in escrow until it has been determined that "Breakeven", as defined in the partnership's "First Amended and Restated Agreement", has been achieved with respect to a period of twelve months and distributions of "Cash Flow" to BFTCP in an aggregate amount equal to "Cumulative Priority Distributions" has been effected. The agreement also provides for a portion of the capital contributions received by BFTCP to be held in escrow and be available to discharge "Security Expenditures" incurred by the partnership, as defined in the partnership's "First Amended and Restated Agreement". In addition, as required by HUD and agreed to by the partners in the First Amendment to the Escrow
                Agreement, $150,000 of the funds derived from the capital contributions of BFTCP to the partnership be available for debt service payments and that releases from this account for any other purpose requires HUD approval.

                On June 1, 1996, Merrill Lynch Trust Company resigned as Escrow Agent and Fleet National Bank became the successor escrow agent. The balance held in escrow at December 31, 1996, is $506,581.


NOTE 11:        Accounts Payable:

                Included in accounts payable are amounts due Interstate Realty Management Company for operating expenses totaling $368,395 plus accrued interest in the amount of $44,061.




See auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: OK56-E000-014
         NOTES TO FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996



NOTE 12:        Cash in Bank - restricted:

                In 1996, HUD approved a one-time "Non-Drug Crime Special Rent Increase" for the project. The special rent increase was made retroactive to January 1, 1996, and expired December 31, 1996. Expenditure of these funds by the project is restricted to the costs reflected in the HUD approved "Non-Drug Crime Special Rent Increase" program dated September 12, 1996. Subsequent to December 31, 1996, HUD has required unused funds be returned.


NOTE 13:Impairment Loss

                During the year ended December 31, 1996, the Partnership recognized an impairment loss (noncash) on its rental property in the amount of $1,859,614 as a result of applying FASB No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF. The Partnership was required to adopt FASB No. 121 in 1996. FASB No. 121 requires an impairment loss be recognized if the sum of the expected undiscounted future net cash flow to be generated by the rental property is less than the carrying amount of the property. The amount of loss required to be recognized is the amount by which the carrying value exceeds the fair value of the property. The Partnership has used an appraised market value to estimate the fair value of the rental property.


NOTE 14:          Going Concern:

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assumes continuation of the Partnership as a going concern. The partnership incurred a net operating loss of $1,905,096 during the year ended December 31, 1996. At December 31, 1996, current liabilities exclusive of advances for development and construction exceed current assets by $663,737.



See auditors' report.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         SUPPLEMENTAL SCHEDULES
         AS OF DECEMBER 31, 1996




         ACCOUNTS AND NOTES RECEIVABLE
         (OTHER THAN FROM REGULAR TENANTS)


         NONE



         DELINQUENT TENANT ACCOUNTS RECEIVABLE

                                                                              Number                        Amount
                                                                            of Tenants                     Past Due

        Delinquent 30 days                                                        12                         $ 3,662
        Delinquent 31-60 days                                                      6                           2,515
        Delinquent 61-90 days                                                      4                           1,206
        Delinquent over 90 days                                                  125                          32,683

          Total                                                                  147                         $40,066

        Account #4220 - Reserve for collection losses include delinquent accounts over 30 days.



         MORTGAGE ESCROW DEPOSITS

    Mortgage  escrow   deposits   are  not  required  for  Prince  Hall  Housing
        Associates, Limited. The mortgage is not HUD insured.


See accompanying notes and auditors' reports.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         SUPPLEMENTAL SCHEDULES (CONTINUED)
         AS OF DECEMBER 31, 1996




         TENANT SECURITY DEPOSITS

               Tenant security deposits are held in a separate bank account in the name of the project.


         RESERVE FOR REPLACEMENTS

             In accordance with the terms of the Foreclosure Sale Use Agreement, restricted cash is held by Boatmen's First National Bank of Oklahoma, Oklahoma City, Oklahoma, to be used for replacement of property with the approval of HUD, as follows:

             Balance, December 31, 1995                             $ 46,433

             Monthly deposits (current requirement
               $1,533 per month)                                      16,867

             Interest earned                                           2,648

             Transfers to revenue fund                                (2,450)

             Withdrawals                                              (9,533)

             Balance, December 31, 1996
               confirmed by mortgagee                               $ 53,965


         ACCOUNTS PAYABLE - OTHER THAN TRADE CREDITORS
         DUE TO IDENTITY OF INTEREST PARTIES

  Date                                              Original   Balance
Incurred   Creditor         Purpose        Terms     Amount       Due

  1996    Prince Hall
          Housing -
          Michaels Corp.  Advance           N/A     $ 50,000   $ 50,000

See accompanying notes and auditors' reports.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         SUPPLEMENTAL SCHEDULES (CONTINUED)
         AS OF DECEMBER 31, 1996




         ACCOUNTS PAYABLE - OTHER THAN TRADE CREDITORS

  Date                                                        Original          Balance
Incurred   Creditor         Purpose        Terms              Amount               Due


  1991    Carnes Bros.    Construction
                Construction    period
                Co.             advances          N/A         $216,022          $216,022

  1992    Carnes Bros.    Operating
                Construction    expense
                Co.             advances          N/A         $ 16,021          $ 16,021

  1991    Carnes Bros.    Unpaid
                Construction    construction
                Co.             costs             N/A         $836,746          $321,626

1994-96   Carnes Bros.    Interest
                Construction          earned on escrow
                Co.            fund-Merrill
                          Lynch/Fleet
                          National Bank     N/A               $ 69,030          $ 69,030

  1995          U.S. Dept. of   Voucher
                HUD - Oklahoma  adjust-          Upon
                City, OK        ments           approval      $  3,489           $  3,489



         ACCRUED TAXES

                                                            Amount
Description of Tax      Period Covered    Due Date          Accrued

   Property              1996             01/01/97         $  8,204




See accompanying notes and auditors' reports.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         SUPPLEMENTAL SCHEDULES (CONTINUED)
         AS OF DECEMBER 31, 1996




         COMPENSATION OF PARTNERS


         No compensation was paid to partners in 1996.



         LISTING OF IDENTITIES OF INTEREST

           Identities of interest are disclosed in Notes 8, 9 and 11. Amounts incurred for services rendered paid from operating funds is as follows:

                                                Amount      Footnote
    Company Name        Type of Service        Incurred     Reference

Interstate Realty
  Management Company    Management agent       $ 52,852          8

Interstate Realty
  Management Company    Bookkeeping service    $  9,826          8



         UNAUTHORIZED DISTRIBUTIONS OF PROJECT INCOME

         NONE








See accompanying notes and auditors' reports.

Computation of Surplus Cash,                U.S. Department of Housing
Distributions and Residual                  and Urban Development
Receipts                                    Office of Housing
                                            Federal Housing Commissioner

Project Name                   Fiscal Period Ended           Project Number
Prince Hall Housing
DBA Capitol Park Apartments    December 31, 1996             0K56-E000-014

Cash                                                                             10,865
   (a) Total Cash                                                                10,865

Accrued mortgage interest payable                                                20,340
Accounts payable (due within 30days)                                            489,818
Accrued expenses (not escrowed)                                                  21,868
Prepaid rents                                                                     1,721
Tenant security deposits liability                                                9,878
Other                                                                             3,489
   (b) Less Total Current Obligations                                           547,114
   (c) Surplus Cash (Deficiency) (Line (a)minus Line (b))                      (536,249)


         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         SUPPLEMENTAL SCHEDULES (CONTINUED)
         AS OF DECEMBER 31, 1996


CHANGES IN FIXED ASSETS

                                   A S S E T S
                                Balance                                                                  Balance
December 31,                    Impairment                                                             December 31,
                                1995             Additions                       Loss                     1996

Land                              $   25,881               -                        -                   $   25,881
Buildings                          3,085,426               -                   $2,455,826                  629,600
Appliances                            78,013               -                        -                       78,013
Building equipment-
  fixed                                    -           $   2,157                    -                        2,157
Office equipment                       1,293               -                        -                        1,293

   TOTALS                         $3,190,613           $   2,157               $2,455,826               $  736,944



                             A C C U M U L A T E D    D E P R E C I A T I O N
                                Balance                                                           Balance
                               December 31,                             Impairment              December 31,       Net
                                   1995              Provisions           Loss                    1996            Book Value

Land                          $      -               $   -                     -                $     -         $  25,881
Buildings                        484,026               112,186           $ 596,212                    -           629,600
Appliances                        60,572                 6,979                -                     67,551         10,462
Building equipment-
  fixed                                -                   308                -                        308          1,849
Office equipment                   1,219                    74                -                      1,293              -

   TOTALS                     $  545,817              $119,547           $ 596,212              $   69,152     $  667,792


See accompanying notes and auditors' reports.

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS
         SECTION 8 NUMBER: 0K56-E000-014
         SUPPLEMENTAL SCHEDULES (CONTINUED)
         AS OF DECEMBER 31, 1996




SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS
  AS OF DECEMBER 31, 1996:


A.         Funds held by mortgagor, cash and
             cash equivalents:

           1.  PNC Bank                                                                                         $    258

           2.  Mellon Bank (restricted)                                                                           95,249

           3.  Community National Bank (restricted)                                                               91,509

             Funds held by mortgator - Total                                                                     187,016


B.         Funds held by Mortgagor in trust, tenant
             security deposits:

           1.  Community National Bank                                                                             9,878

           2.  American Bank and Trust                                                                               129

             Funds held by mortgagor, Total                                                                       10,007


C.         Funds held by mortgagee in trust:

           1.  Tax, hazard and mortgage insurance escrow                                                             N/A
           2.  Reserve fund for replacements                                                                      53,965
           3.  Debt service reserve fund                                                                         125,300
           4.  Revenue fund                                                                                       24,481
           5.  Bond fund                                                                                          19,013
           6.  Insurance fund                                                                                     83,249

             Funds held by mortgagee, Total                                                                      306,008


             Total funds in financial institutions                                                              $503,031

See accompanying notes and auditors' reports.

John D. Schuler
Certified Public Accountants
2021 South Lewis Avenue, Suite 700
Tulsa, Oklahoma 74104
918/742-6633

EIN 73-1261093

         Independent Auditor's Report on the Internal Control Structure


To the Partners
Prince Hall Housing Associates, Limited
Marlton, New Jersey


           We have audited the financial statements of Prince Hall Housing Associates, Limited, An Oklahoma Limited Partnership, as of and for the year ended December 31, 1996, and have issued our report thereon dated January 18, 1997. We have also audited Prince Hall Housing Associates, Limited's, compliance with requirements applicable to its major HUD-assisted program, the Section 8 program, and have issued our report thereon dated January 18, 1997.

           We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July, 1993. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Prince Hall Housing Associates, Limited, complied with laws and regulations, noncompliance with which would be material to a HUD-assisted program.

           The management of Prince Hall Housing Associates, Limited, is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

           In planning and performing our audits, we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Prince Hall Housing Associates, Limited, and on its compliance with specific requirements applicable to its HUD-assisted program and to report on the internal control structure.

           We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Prince Hall Housing Associates, Limited, major HUD-assisted program. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policy and procedures. Accordingly, we do not express such an opinion.

           Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial state- ments being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involv- ing the internal control structure and its operation that we consider to be material weaknesses as defined above.

           This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/John D. Schuler




Tulsa, Oklahoma
January 18, 1997

John D. Schuler
Certified Public Accountants
2021 South Lewis Avenue, Suite 700
Tulsa, Oklahoma 74104
918/742-6633

EIN 73-1261093

         INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
         REQUIREMENTS APPLICABLE TO A MAJOR HUD PROGRAM

To the Partners
Prince Hall Housing Associates, Limited
Marlton, New Jersey

           We have audited the financial statements of Prince Hall Housing Associates, Limited, An Oklahoma Limited Partnership, as of and for the year ended December 31, 1996, and have issued our report thereon dated January 18, 1997.

           In addition, we have audited the Prince Hall Housing Associates, Limited's compliance with the the specific program requirements governing management functions, maintenance, replacement reserve, federal financial reports, tenant applications, eligibility and recertification, security deposits, mortgage status, residual receipts, cash receipts, cash disbursements and distributions to owners that are applicable to its major HUD-assisted program, the Section 8 program, for the year ended December 31, 1996. The management of Prince Hall Housing Associates, Limited, is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Prince Hall Housing Associates, Limited's, compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, Prince Hall Housing Associates, Limited, complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted program for the year ended December 31, 1996.

           This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

/s/John D. Schuler

January 18, 1997

John D. Schuler
Certified Public Accountants
2021 South Lewis Avenue, Suite 700
Tulsa, Oklahoma 74104
918/742-6633

EIN 73-1261093

         INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
         REQUIREMENTS APPLICABLE TO AFFIRMATIVE FAIR HOUSING



To the Partners
Prince Hall Housing Associates, Limited
Marlton, New Jersey


           We have audited the financial statements of Prince Hall Housing Associates, Limited, as of and for the year ended December 31, 1996, and have issued our report thereon dated January 18, 1997.

           We have applied procedures to test Prince Hall Housing Associates, Limited's, compliance with the affirmative fair housing requirements applicable to its HUD-assisted program, for the year ended December 31, 1996.

           Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Prince Hall Housing Associates, Limited's, compliance with the affirmative fair housing requirements. Accordingly, we do not express such an opinion.

           The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

           This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



/s/John D. Schuler




January 18, 1997

John D. Schuler
Certified Public Accountants
2021 South Lewis Avenue, Suite 700
Tulsa, Oklahoma 74104
918/742-6633

EIN 73-1261093

         INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE
         WITH APPLICABLE LAWS AND REGULATIONS
         IN ACCORDANCE WITH GOVERNMENT AUDITING STANDARDS



To the Partners
Prince Hall Housing Associates, Limited
Marlton, New Jersey


        We have audited the financial statements of Prince Hall Housing Associates, Limited, as of and for the year ended December 31, 1996, and have issued our report thereon dated January 18, 1997.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

        Compliance with laws, regulations, and contracts applicable to Prince Hall Housing Associates, Limited, is the responsibility of Prince Hall Housing Associates, Limited's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Prince Hall Housing Associates, Limited's compliance with certain provisions of law, regulations, and contracts. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

        The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

        This report is intended for the information of management and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record, and its distribution is not limited.

/s/John D. Schuler



January 18, 1997

John D. Schuler
Certified Public Accountants
2021 South Lewis Avenue, Suite 700
Tulsa, Oklahoma 74104
918/742-6633

EIN 73-1261093

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS

         SECTION 8 NUMBER: OK56-E000-014

         MORTGAGOR'S CERTIFICATION





           We hereby certify that we have examined the foregoing financial statements and supplemental schedules of Prince Hall Housing Associates, Limited, and, to the best of our knowledge and belief, the same are complete and accurate.



                                            General Partner:

                                            PRINCE HALL HOUSING - MICHAELS CORP.




                                            /s/Michael J. Levitt          4/8/97
                                            Michael J. Levitt              Date
                                            President


                                              Partnership EIN 73-1373867

         PRINCE HALL HOUSING ASSOCIATES, LIMITED
         AN OKLAHOMA LIMITED PARTNERSHIP
         DBA CAPITOL PARK APARTMENTS

         SECTION 8 NUMBER: OK56-E000-014

         MANAGEMENT AGENT'S CERTIFICATION





           We hereby certify that we have examined the foregoing financial statements and supplemental schedules of Prince Hall Housing Associates, Limited, and, to the best of our knowledge and belief, the same are complete and accurate.



                                            INTERSTATE REALTY MANAGEMENT COMPANY



                                            /s/James V. Bleiler
                                            James V. Bleiler, CPA          Date
                                            Executive Vice President