Form 10-Q
period 1997-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1997-08-13
CIK 870815

August 13, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1997
        File No. 0-22104




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


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

For the quarterly period ended June 30, 1997
                              ----------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to
                              -------------------    -------------------


For Quarter Ended   June 30, 1997        Commission file number     0-22104
                  -----------------                            ----------------

          Boston Financial Tax Credit Fund Plus, A Limited Partnership
             (Exact name of registrant as specified in its charter)


 Massachusetts                                          04-3105699
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


101 Arch Street, Boston, Massachusetts               02110-1106
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code (617) 439-3911

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

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.  Financial Statements

         Combined Balance Sheets - June 30, 1997 (Unaudited)
            and March 31, 1997                                                1

         Combined Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 1997 and 1996                 2

         Combined Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 1997            3

         Combined Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 1997 and 1996                 4

         Notes to Combined Financial Statements (Unaudited)                   5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10

PART II - OTHER INFORMATION

Items 1-6                                                                     12

SIGNATURE                                                                     13

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP






                             COMBINED BALANCE SHEETS

                                                                              June 30,               March 31,
                                                                                1997                   1997
                                                                             (Unaudited)
Assets

Cash and cash equivalents                                                  $      555,478         $     381,519
Restricted cash (Note 1)                                                          150,727                     -
Marketable securities, at fair value                                            1,099,038               998,695
Other investments (Note 2)                                                      1,351,539             1,325,714
Accounts receivable                                                                 8,146                 7,943
Mortgagee escrow deposits                                                          17,916                13,345
Tenant security deposits                                                            4,040                 3,639
Investments in Local Limited Partnerships (Note 1)                             19,051,236            19,511,417
Rental property at cost, net of accumulated depreciation                          715,001               727,397
Other assets                                                                       19,676                19,505
                                                                           --------------         -------------
     Total Assets                                                          $   22,972,797         $  22,989,174
                                                                           ==============         =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                             $      910,965         $     881,741
Accounts payable and accrued expenses                                              51,294                51,702
Accrued interest                                                                    1,743                 1,743
Mortgage notes payable                                                            739,994               739,994
Security deposits payable                                                           4,065                 3,639
                                                                           --------------         -------------
     Total Liabilities                                                          1,708,061             1,678,819
                                                                           --------------         -------------

Minority interest in Local Limited Partnership                                       (822)                 (685)
                                                                           --------------         -------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                         21,261,336            21,312,631
Net unrealized gain (loss) on marketable securities                                 4,222                (1,591)
                                                                           --------------         -------------
Total Partners' Equity                                                         21,265,558            21,311,040
                                                                           --------------         -------------
     Total Liabilities and Partners' Equity                                $   22,972,797         $  22,989,174
                                                                           ==============         =============


The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                        COMBINED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                              1997                      1996
                                                                         -------------             ---------

Revenue:
    Rental                                                               $      28,645             $      22,398
    Investment                                                                  21,251                    15,362
    Accretion of Original Issue Discount                                        25,825                    23,901
    Other                                                                       84,190                    31,734
                                                                         -------------             -------------
          Total Revenue                                                        159,911                    93,395
                                                                         -------------             -------------

Expenses:
    Asset management fees, related party                                        42,662                    44,359
    General and administrative (includes reimbursements
       to an affiliate in the amounts of $29,837 and
       $26,028, respectively)                                                   55,425                    70,068
    Rental operations, exclusive of depreciation                                22,716                    22,672
    Property management fees, related party                                      2,756                     1,799
    Interest                                                                     7,055                     3,220
    Depreciation                                                                12,396                    10,562
    Amortization                                                                 8,051                    10,853
                                                                         -------------             -------------
          Total Expenses                                                       151,061                   163,533
                                                                         -------------             -------------

Net Income (Loss) before minority interest and equity in losses
    of Local Limited Partnerships                                                8,850                   (70,138)

Equity in losses of Local Limited Partnerships                                 (60,282)                 (614,623)

Minority interest in loss of Local Limited Partnership                             137                       149
                                                                         -------------             -------------

Net Loss                                                                 $     (51,295)            $    (684,612)
                                                                         =============             =============

Net Income (Loss) per Limited Partnership Unit:
    Class A Unit (34,643 Units)                                          $       (2.06)            $      (18.95)
                                                                         =============             =============
    Class B Unit (3,290 Units)                                           $        6.36             $       (6.38)
                                                                         =============             =============


The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


             COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 1997
                                   (Unaudited)


                                                         Investor        Investor           Net
                                             Initial      Limited         Limited       Unrealized
                                 General     Limited     Partners,       Partners,         Gains
                                Partners     Partner         Class A         Class B         (Losses)        Totals


Balance at March 31, 1997      $(117,026)   $  5,000   $ 18,813,649     $ 2,611,008    $    (1,591)    $ 21,311,040

Net Income (Loss)                    (771)         -        (71,463)         20,939              -          (51,295)

Net change in net unrealized losses
   on marketable securities
   available for sale                   -          -              -               -          5,813            5,813
                               ----------   --------   ------------     -----------    -----------     ------------

Balance at June 30, 1997       $ (117,797)  $  5,000   $ 18,742,186     $ 2,631,947    $     4,222     $ 21,265,558
                               ==========   ========   ============     ===========    ===========     ============


The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                        COMBINED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                              1997                      1996
                                                                         -------------             ---------


Net cash provided by (used for) operating activities                     $      15,678             $    (20,498)
                                                                         -------------             ------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                     (10,753)                       -
   Return of investment in Local Limited Partnership                           396,477                        -
   Purchases of marketable securities                                         (497,577)                       -
   Proceeds from sales and maturities of marketable securities                 403,939                   49,101
   Restricted cash                                                            (150,727)                       -
   Payment of acquisition fees and expenses                                          -                  (11,790)
   Cash distributions received from Local
     Limited Partnerships                                                       16,922                   80,801
   Purchase of rental property and equipment                                         -                   (1,529)
                                                                         -------------             ------------
Net cash provided by investing activities                                      158,281                  116,583
                                                                         -------------             ------------

Net increase in cash and cash equivalents                                      173,959                   96,085

Cash and cash equivalents, beginning                                           381,519                  489,191
                                                                         -------------             ------------

Cash and cash equivalents, ending                                        $     555,478             $    585,276
                                                                         =============             ============

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                                $       7,055             $      3,220
                                                                         =============             ============


The accompanying notes are an integral part of these combined financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                     Notes to Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.


1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in twenty-six Local Limited Partnerships, excluding the Combined Entity, which own and operate multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships except for an 82%, 98.75% and 97.9% interest in Livingston Arms, Metropolitan and New Garden Place, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entity, at June 30, 1997:


Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  27,807,154

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,615,305)                                                  (9,438,230)

Cash distributions received from Local Limited Partnerships                                         (348,206)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      18,020,718

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,168,545

   Accumulated amortization of acquisition fees and expenses                                        (138,027)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  19,051,236

The Fund's share of the net losses of the Local Limited Partnerships, excluding the Combined Entity, for the three months ended June 30, 1997 is $550,489. For the three months ended June 30, 1997, the Fund has not recognized $501,004 of equity in losses relating to a Local Limited Partnership in which cumulative
equity  in  losses  and  cumulative   distributions   have  exceeded  its  total
investment.

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

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Fund has restricted cash in an escrow account to be used for future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. At June 30, 1997, $1,362 is included in accounts payable to an affiliate.


2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost and current fair value at June 30, 1997 is composed of the following:


   Aggregate cost of Treasury STRIPS                                                         $   918,397
   Accumulated accretion of
     Original Issue Discount                                                                     433,142
                                                                                             $ 1,351,539

Maturity dates for the STRIPS held at June 30, 1997 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


3.   Commitments

At June 30, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $785,800.


4.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest), subject to their liabilities, to unaffiliated entities. The transfers were effective May 31, 1996. The Managing General Partner is finalizing the sale of the remaining property, Leatherwood, which should occur by the end of the third quarter of 1997. For tax purposes, this event will result in both Section 1231 Gain and Cancellation of Indebtedness income for the partners, which will be reported on the 1997 Schedule K-1 (filed in 1998). In addition, the transfer of ownership will result in a nominal amount of tax credit recapture because Leatherwood represents less than 1% of the Fund's tax credits. For financial reporting purposes, the carrying value of Leatherwood's real estate has been written down to its estimated fair value.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                       Boston Financial
                                          Tax Credit              Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Assets

Cash and cash equivalents                $      554,702        $        776     $          -       $     555,478
Restricted cash                                 150,727                   -                -             150,727
Marketable securities, at fair value          1,099,038                   -                -           1,099,038
Other investments                             1,351,539                   -                -           1,351,539
Accounts receivable                               8,492               8,146           (8,492)              8,146
Mortgagee escrow deposits                             -              17,916                -              17,916
Tenant security deposits                              -               4,040                -               4,040
Investments in Local Limited
   Partnerships                              19,014,701                   -           36,535          19,051,236
Rental property at cost, net                          -             715,001                -             715,001
Other assets                                     19,676                   -                -              19,676
                                         --------------        ------------     ------------       -------------
     Total Assets                        $   22,198,875        $    745,879     $     28,043       $  22,972,797
                                         ==============        ============     ============       =============

Liabilities and Partners' Equity (Deficiency)

Accounts payable to affiliates           $      910,055        $      9,402     $     (8,492)      $     910,965
Accounts payable and accrued
   expenses                                      23,262              28,032                -              51,294
Accrued interest                                      -               1,743                -               1,743
Mortgage notes payable                                -             739,994                -             739,994
Security deposits payable                             -               4,065                -               4,065
                                         --------------        ------------     ------------       -------------
     Total Liabilities                          933,317             783,236           (8,492)          1,708,061
                                         --------------        ------------     ------------       -------------

Minority interest in Local Limited
   Partnership                                        -                   -             (822)               (822)
                                         --------------        ------------     ------------       -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)     21,261,336             (37,357)          37,357          21,261,336
Net unrealized gain on
   marketable securities                          4,222                   -                -               4,222
                                         --------------        ------------     ------------       -------------
Total Partners' Equity (Deficiency)          21,265,558             (37,357)          37,357          21,265,558
                                         --------------        ------------     ------------       -------------
     Total Liabilities and
       Partners' Equity (Deficiency)     $   22,198,875        $    745,879     $     28,043       $  22,972,797
                                         ==============        ============     ============       =============

(A)  As of June 30, 1997
(B)  As of March 31, 1997

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                       Boston Financial
                                          Tax Credit              Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined

Revenue:
   Rental                                  $          -        $    28,645      $          -       $      28,645
   Investment                                    21,251                  -                 -              21,251
   Accretion of Original Issue Discount          25,825                  -                 -              25,825
   Other                                         81,581              2,609                 -              84,190
                                           ------------        -----------      ------------       -------------
     Total Revenue                              128,657             31,254                 -             159,911
                                           ------------        -----------      ------------       -------------

Expenses:
   Asset management fees, related party          42,662                  -                 -              42,662
   General and administrative                    55,425                  -                 -              55,425
   Rental operations, exclusive of
     depreciation                                     -             22,716                 -              22,716
   Property management fees,
     related party                                    -              2,756                 -               2,756
   Interest                                           -              7,055                 -               7,055
   Depreciation                                       -             12,396                                12,396
   Amortization                                   8,051                  -                 -               8,051
                                           ------------        -----------      ------------       -------------
     Total Expenses                             106,138             44,923                 -             151,061
                                           ------------        -----------      ------------       -------------

Net income (loss) before minority
   interest and equity in losses of
   Local Limited Partnerships                    22,519            (13,669)                -               8,850

Equity in losses of Local
   Limited Partnerships                         (73,814)                 -            13,532             (60,282)

Minority interest in loss of
   Local Limited Partnership                          -                  -               137                 137
                                           ------------        -----------      ------------       -------------

Net Loss                                   $    (51,295)       $   (13,669)     $     13,669       $     (51,295)
                                           ============        ===========      ============       =============


(A) For the three months ended June 30, 1997.
(B) For the three months ended March 31, 1997.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                            Tax Credit            Combined
                                            Fund Plus (A)        Entity (B)          Eliminations         Combined


Net cash provided by
   operating activities                   $       15,234       $        444   $            -      $         15,678
                                          --------------       ------------   --------------      ----------------

Cash flows from investing activities:
   Investment in Local Limited Partnership       (10,753)                 -                -               (10,753)
   Return of investment in
     Local Limited Partnership                   396,477                  -                -               396,477
   Purchases of marketable securities           (497,577)                 -                -              (497,577)
   Proceeds from sales and maturities
     of marketable securities                    403,939                  -                -               403,939
   Restricted cash                              (150,727)                 -                -              (150,727)
   Cash distributions received from
     Local Limited Partnerships                   16,922                  -                -                16,922
                                          --------------       ------------   --------------      ----------------
Net cash provided by investing
   activities                                    158,281                  -                -               158,281
                                          --------------       ------------   --------------      ----------------

Net increase in cash and
   cash equivalents                              173,515                444                -               173,959

Cash and cash equivalents, beginning             381,187                332                -               381,519
                                          --------------       ------------   --------------      ----------------

Cash and cash equivalents, ending         $      554,702       $        776   $            -      $        555,478
                                          ==============       ============   ==============      ================

(A) For the three months ended June 30, 1997.
(B) For the three months ended March 31, 1997.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1997, the Fund, including the Combined Entity, had cash and cash equivalents of $555,478, compared with $381,519 at March 31, 1997. The increase is attributable to a return of investment in a Local Limited Partnership, net of restricted cash held in escrow and investments made in a Local Limited Partnership, cash distributions received from Local Limited Partnerships and cash provided by operating activities. These increases are offset by purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $292,000 have been withdrawn from the Reserve Account to pay legal and other fees relating to various property issues. This amount includes approximately $290,000 relating to the Texas Partnerships. At June 30, 1997, approximately $986,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At June 30, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $785,800.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. In addition to the $290,000 noted above, the Fund has also advanced approximately $38,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1997.

Results of Operations

The Fund's results of operations for the three months ended June 30, 1997 resulted in a net loss of $51,295 as compared to a net loss of $684,612 for the same period in 1996. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in other revenue. The decrease in equity in losses of Local Limited Partnerships is the result of an increase in unrecognized losses relating to a certain Local Limited Partnership. During the three months ended June 30, 1997, losses relating to prior years have been unrecognized for this Local Limited Partnership. This change is due to a return of investment from this Local Limited Partnership during the three months ended June 30, 1997. The increase in other revenue is due to interest income received on an escrow which had been held for the Local Limited Partnership described above.

       BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

All of the properties owned by the Local Limited Partnerships in which the Fund has invested have been completed and achieved initial lease-up. Operations at most properties are stable and a majority of the properties are operating at break-even or generating operating cash flow. However, a few properties are experiencing significant issues. In most cases, the Local General Partners are funding operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt in order to improve property cash flow.

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest), subject to their liabilities, to unaffiliated entities. The transfers were effective May 31, 1996. The Managing General Partner is finalizing the sale of the remaining property, Leatherwood, which should occur by the end of the third quarter of 1997. For tax purposes, this event will result in both Section 1231 Gain and Cancellation of Indebtedness income for the partners, which will be reported on the 1997 Schedule K-1 (filed in 1998). In addition, the transfer of ownership will result in a nominal amount of tax credit recapture because Leatherwood represents less than 1% of the Fund's tax credits. For financial reporting purposes, the carrying value of Leatherwood's real estate has been written down to its estimated fair value.

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

Operations at Broadway Tower, located in Revere, Massachusetts, have improved resulting from stabilized occupancy, currently at 100%. Recently, the Local General Partner successfully negotiated with the local housing authority for
Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. Deficits are currently being funded by the Local General Partner.

As previously reported, despite the 1994 debt restructure, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience operating deficits primarily due to occupancy issues and deteriorating market conditions. The management agent, which is currently funding the deficits, is addressing these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs.

Despite initial construction issues in 1994, all apartments units of Metropolitan Apartments in Chicago, Illnois were brought to code and inhabitable status by fall of 1996. Strict leasing policies have been implemented and occupancy as of June 30, 1997 has improved to 60%. Successful occupancy levels at the property depend upon locating tenants which meet these strict leasing policies. The Local General Partner has contributed in excess of $750,000 for the construction rehabilitation and operating deficits which exceeds its obligations. It is possible that Fund reserves may be required to fund operating deficits if the Local General Partner is unwilling to fund future deficits. To help mitigate some of these deficits, the Local and Managing General Partners are working with the lender to substitute fixed rate debt for the variable rate mortgage currently on the property.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1997.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1997                BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                       A LIMITED PARTNERSHIP


                                By:    Arch Street VI, Inc.,
                                       its Managing General Partner




                                        /s/Vincent J. Costantini
                                        Vincent J. Costantini
                                        Treasurer and Chief Financial Officer