Form 10-Q
period 1997-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1997-11-12
CIK 870815

November 14, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended September 30, 1997
        File No. 0-22104




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller



QH2-10Q2.DOC

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

For the  quarterly period  ended September  30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period  from                 to


For Quarter Ended  September 30, 1997  Commission file number      0-22104
                  ------------------                            ------------

Boston     Financial     Tax     Credit     Fund     Plus,     A     Limited
Partnership
             (Exact name of registrant as specified in its charter)


 Massachusetts                                              04-3105699
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)


   101 Arch Street, Boston, Massachusetts                   02110-1106
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (617)439-3911

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

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                      Page No.
Item 1  Financial Statements

         Combined Balance Sheets - September 30, 1997 (Unaudited)
            and March 31, 1997                                          1

         Combined Statements of Operations (Unaudited) -
            For the Six Months Ended September 30, 1997 and 1996        2

         Combined Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 1997   3

         Combined Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 1997 and 1996        4

         Notes to Combined Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12

PART II - OTHER INFORMATION

Items 1-6                                                              14

SIGNATURE                                                              15

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP



                             COMBINED BALANCE SHEETS

                                                                            September 30,                March 31,
                                                                                1997                   1997
                                                                             (Unaudited)
Assets

Cash and cash equivalents                                                  $      321,040         $     381,519
Restricted cash (Note 1)                                                          152,799                     -
Marketable securities, at fair value                                            1,270,086               998,695
Other investments (Note 2)                                                      1,378,157             1,325,714
Accounts receivable                                                                     -                 7,943
Mortgagee escrow deposits                                                               -                13,345
Tenant security deposits                                                                -                 3,639
Investments in Local Limited Partnerships (Note 1)                             18,700,324            19,511,417
Rental property at cost, net of accumulated depreciation                                -               727,397
Other assets                                                                       26,044                19,505
                                                                           --------------         -------------
     Total Assets                                                          $   21,848,450         $  22,989,174
                                                                           ==============         =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                             $      953,946         $     881,741
Accounts payable and accrued expenses                                              14,508                51,702
Accrued interest                                                                        -                 1,743
Mortgage notes payable                                                                  -               739,994
Security deposits payable                                                               -                 3,639
                                                                           --------------         -------------
     Total Liabilities                                                            968,454             1,678,819
                                                                           --------------         -------------

Minority interest in Local Limited Partnership                                          -                  (685)
                                                                           --------------         -------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                         20,873,312            21,312,631
Net unrealized gain (loss) on marketable securities                                 6,684                (1,591)
                                                                           --------------         -------------
Total Partners' Equity                                                         20,879,996            21,311,040
                                                                           --------------         -------------
     Total Liabilities and Partners' Equity                                $   21,848,450         $  22,989,174
                                                                           ==============         =============

                The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           For the Three and Six Months Ended September 30, 1997 and 1996

                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,      September 30,
                                              1997              1996                   1997               1996
                                         -------------      -------------          ------------      ---------

Revenue:
   Rental                                 $    29,231        $     12,251          $     57,876      $      34,649
   Investment                                  24,243              16,348                45,494             31,710
   Accretion of Original Issue Discount        26,618              24,615                52,443             48,516
   Other                                      (65,914)             11,422                18,276             43,156
                                          -----------        ------------          ------------      -------------
       Total Revenue                           14,178              64,636               174,089            158,031
                                          -----------        ------------          ------------      -------------

Expenses:
   Asset management fees, related party        42,663              48,338                85,325             92,697
   General and administrative (includes
    reimbursements to an affiliate in the
    in the amounts of $49,225 and
    $48,648 in 1997 and 1996,
    respectively)                              41,150              46,753                96,575            116,821
   Rental operations, exclusive of
    depreciation                               19,819              21,385                42,535             44,057
   Property management
    fees, related party                         2,782               1,586                 5,538              3,385
   Interest                                     6,265               3,361                13,320              6,581
   Bad debt expense                            32,465                   -                32,465                  -
   Depreciation                                23,394                 228                35,790             10,790
   Amortization                                 8,051              10,852                16,102             21,705
                                          -----------        ------------          ------------      -------------
       Total Expenses                         176,589             132,503               327,650            296,036
                                          -----------        ------------          ------------      -------------

Loss before equity in losses
 of Local Limited  Partnerships,
  minority interest,
   loss on liquidation of interest
 in Local Limited Partnership and
   extraordinary item                        (162,411)            (67,867)             (153,561)          (138,005)

Equity in losses of Local
   Limited Partnerships                      (279,971)           (620,430)             (340,253)        (1,235,053)

Minority interest in loss of
   Local Limited Partnership                     (822)                135                  (685)               284

Loss on liquidation of interest in
    Local Limited Partnership (Note 4)         (4,182)                  -                (4,182)                 -
                                          -----------        ------------          ------------      -------------

Net Loss before extraordinary item           (447,386)           (688,162)             (498,681)        (1,372,774)

Extraordinary gain on cancellation
    of indebtedness (Note 4)                   59,362                   -                59,362                  -
                                          -----------        ------------          ------------      -------------

Net Loss                                  $  (388,024)       $   (688,162)         $   (439,319)     $  (1,372,774)
                                          ===========        ============          ============      =============

                The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF OPERATIONS(continued)
                                   (Unaudited)
              For the Three and Six Months Ended September 30, 1997 and 1996

                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,      September 30,
                                              1997              1996                   1997               1996
                                         -------------      -------------          ------------      ---------

Net Loss before extraordinary item per
  Limited Partnership Unit:
  Class A Unit (34,643 Units)            $      (12.68)     $     (19.07)          $    (14.74)      $     (38.02)
                                         =============      ============           ===========       ============
  Class B Unit (3,290 Units)             $       (1.03)     $      (6.25)          $      5.33       $     (12.63)
                                         =============      ============           ===========       ============
Extraordinary item per Limited
  Partnership Unit :
  Class A Unit (34,643 Units)            $        1.59      $           -          $      1.59       $           -
                                         =============      =============          ============      =============
  Class B Unit (3,290 Units)             $        1.14      $           -          $      1.14       $           -
                                         =============      =============          ============      =============

Net Loss per Limited Partnership Unit:
   Class A Unit (34,643 Units)           $      (11.09)     $     (19.07)          $    (13.15)      $     (38.02)
                                         =============      ============           ===========       ============
   Class B Unit (3,290 Units)            $        0.11      $      (6.25)          $      6.47       $     (12.63)
                                         =============      ============           ===========       ============


                The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

        COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 1997
                                   (Unaudited)


                                                         Investor        Investor           Net
                                             Initial      Limited         Limited       Unrealized
                                 General     Limited     Partners,       Partners,         Gains
                                Partners     Partner         Class A         Class B         (Losses)        Totals


Balance at March 31, 1997      $(117,026)   $  5,000   $ 18,813,649     $ 2,611,008    $    (1,591)    $ 21,311,040

Net Income (Loss)                  (4,918)         -       (455,686)         21,285              -         (439,319)

Net change in net unrealized losses
   on marketable securities
   available for sale                   -          -              -               -          8,275            8,275
                               ----------   --------   ------------     -----------    -----------     ------------

Balance at September 30, 1997  $ (121,944)  $  5,000   $ 18,357,963     $ 2,632,293    $     6,684     $ 20,879,996
                               ==========   ========   ============     ===========    ===========     ============

                The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                              1997                      1996
                                                                         -------------             ---------

Net cash used for operating activities                                   $     (82,899)            $     (80,537)
                                                                         -------------             -------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                     (59,640)                   18,929
   Return of investment in Local Limited Partnership                           463,864                         -
   Advances to affiliate                                                       (23,973)                        -
   Purchases of marketable securities                                         (946,626)                 (421,444)
   Proceeds from sales and maturities of marketable securities                 684,464                    95,093
   Restricted cash                                                            (152,799)                        -
   Payment of acquisition fees and expenses                                          -                   (11,790)
   Cash distributions received from Local
     Limited Partnerships                                                       57,130                   104,665
   Purchase of rental property and equipment                                         -                    (3,689)
                                                                         -------------             -------------
Net cash provided by (used for) investing activities                            22,420                  (218,236)
                                                                         -------------             -------------

Net decrease in cash and cash equivalents                                      (60,479)                 (298,773)

Cash and cash equivalents, beginning                                           381,519                   489,191
                                                                         -------------             -------------

Cash and cash equivalents, ending                                        $     321,040             $     190,418
                                                                         =============             =============

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                                $      13,320             $       6,581
                                                                         =============             =============

                The accompanying notes are an integral part of these combined financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP



                     Notes to Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to the prior period financial statements to conform to the current period classifications.


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

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entity, at September 30, 1997:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  27,788,654

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,773,103)                                                  (9,718,203)

Cash distributions received from Local Limited Partnerships                                         (388,414)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      17,682,037

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,163,661

   Accumulated amortization of acquisition fees and expenses                                        (145,374)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  18,700,324
                                                                                               =============

The Fund's share of the net losses of the Local Limited Partnerships, excluding the Combined Entity, for the six months ended September 30, 1997 is $988,259. For the six months ended September 30, 1997, the Fund has not recognized $658,804 of equity in losses relating to a Local Limited Partnership in which cumulative equity in losses and cumulative distributions have exceeded its total investment.

On September 1, 1995, Village Oaks, a Texas Partnership, transferred its assets and liabilities to Texas Properties Limited Partnership VI, a Massachusetts
Limited Partnership, also known as Leatherwood Terrace ("Leatherwood"), a Partnership of which the managing general partner is affiliated with the Fund's Managing General Partner. On September 23, 1997, the Managing General Partner transferred all of the assets of the Combined Entity, Leatherwood, subject to its liabilities, to an unaffiliated entity.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Fund has restricted cash in an escrow account to be used for future capital contributions related to its investment in one Local Limited Partnership.
Interest earned on this deposit is payable to the Local General Partner. At September 30, 1997, $3,444 is included in accounts payable to an affiliate.


2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost and current fair value at September 30, 1997 is composed of the following:


   Aggregate cost of Treasury STRIPS                            $   918,397
   Accumulated accretion of
     Original Issue Discount                                       459,760
                                                                   --------
                                                                $ 1,378,157

Maturity dates for the STRIPS held at September 30, 1997 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


3.   Commitments

At September 30, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $804,000.


4.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest), subject to their liabilities, to unaffiliated entities. The transfers were effective May 31, 1996. On September 23, 1997, the Managing General Partner finalized the transfer of the remaining property, Leatherwood. For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $4,182 and extraordinary gain on cancellation of indebtedness of $59,362 were recognized in the period ended September 30, 1997 as a result of this transfer.

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

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                       Boston Financial
                                          Tax Credit              Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Assets

Cash and cash equivalents                $      321,040        $          -     $          -       $     321,040
Restricted cash                                 152,799                   -                -             152,799
Marketable securities, at fair value          1,270,086                   -                -           1,270,086
Other investments                             1,378,157                   -                -           1,378,157
Investments in Local Limited
   Partnerships                              18,700,324                   -                -          18,700,324
Other assets                                     26,044                   -                -              26,044
                                         --------------        ------------     ------------       -------------
     Total Assets                        $   21,848,450        $          -     $          -       $  21,848,450
                                         ==============        ============     ============       =============

Liabilities and Partners' Equity

Accounts payable to affiliates           $      953,946        $          -     $          -       $     953,946
Accounts payable and accrued
   expenses                                      14,508                   -                -              14,508
                                         --------------        ------------     ------------       -------------
     Total Liabilities                          968,454                   -                -             968,454
                                         --------------        ------------     ------------       -------------

General, Initial and Investor
   Limited Partners' Equity                  20,873,312                   -                -          20,873,312
Net unrealized gain on
   marketable securities                          6,684                   -                -               6,684
                                         --------------        ------------     ------------       -------------
Total Partners' Equity                       20,879,996                   -                -          20,879,996
                                         --------------        ------------     ------------       -------------
     Total Liabilities and
       Partners' Equity                  $   21,848,450        $          -     $          -       $  21,848,450
                                         ==============        ============     ============       =============

(A) As of September 30, 1997 (B) As of June 30, 1997

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1997

                                       Boston Financial
                                          Tax Credit              Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Revenue:
   Rental                                  $          -        $    29,231      $          -       $      29,231
   Investment                                    24,243                  -                 -              24,243
   Accretion of Original Issue Discount          26,618                  -                 -              26,618
   Other                                        (66,938)             1,024                 -             (65,914)
                                           ------------        -----------      ------------       -------------
     Total Revenue                              (16,077)            30,255                 -              14,178
                                           ------------        -----------      ------------       -------------

Expenses:
   Asset management fees, related party          42,663                  -                 -              42,663
   General and administrative                    41,150                  -                 -              41,150
   Rental operations, exclusive of
     depreciation                                     -             19,819                 -              19,819
   Property management fees,
     related party                                    -              2,782                 -               2,782
   Interest                                           -              6,265                 -               6,265
   Bad debt expense                              32,465                  -                 -              32,465
   Depreciation                                       -             23,394                 -              23,394
   Amortization                                   8,051                  -                 -               8,051
                                           ------------        -----------      ------------       -------------
     Total Expenses                             124,329             52,260                 -             176,589
                                           ------------        -----------      ------------       -------------

Loss before equity in losses of Local
 Limited  Partnerships,  minority interest,
   loss on liquidation of interest in Local
 Limited Partnership and
   extraordinary item                          (140,406)           (22,005)                -            (162,411)

Equity in losses of Local
   Limited Partnerships                        (243,436)                 -           (36,535)           (279,971)

Minority interest in loss of
   Local Limited Partnership                          -                  -              (822)               (822)

Loss on liquidation of interest in Local
   Limited Partnership                           (4,182)                 -                 -              (4,182)
                                           ------------        -----------      ------------       -------------

Net Loss before extraordinary item             (388,024)           (22,005)          (37,357)           (447,386)

Extraordinary gain on cancellation
   of indebtedness                                    -             59,362                 -              59,362
                                           ------------        -----------      ------------       -------------

Net Income (Loss)                          $   (388,024)       $    37,357      $    (37,357)      $    (388,024)
                                           ============        ===========      ============       =============

(A) For the three months ended September 30, 1997. (B) For the three months ended June 30, 1997.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1997

                                       Boston Financial
                                          Tax Credit              Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Revenue:
   Rental                                  $          -        $    57,876      $          -       $      57,876
   Investment                                    45,494                  -                 -              45,494
   Accretion of Original Issue Discount          52,443                  -                 -              52,443
   Other                                         14,643              3,633                 -              18,276
                                           ------------        -----------      ------------       -------------
     Total Revenue                              112,580             61,509                 -             174,089
                                           ------------        -----------      ------------       -------------

Expenses:
   Asset management fees, related party          85,325                  -                 -              85,325
   General and administrative                    96,575                  -                 -              96,575
   Rental operations, exclusive of
     depreciation                                     -             42,535                 -              42,535
   Property management fees,
     related party                                    -              5,538                 -               5,538
   Interest                                           -             13,320                 -              13,320
   Bad debt expense                              32,465                  -                 -              32,465
   Depreciation                                       -             35,790                 -              35,790
   Amortization                                  16,102                  -                 -              16,102
                                           ------------        -----------      ------------       -------------
     Total Expenses                             230,467             97,183                 -             327,650
                                           ------------        -----------      ------------       -------------

Loss before equity in losses of Local
 Limited  Partnerships,  minority interest,
   loss on liquidation of interest in Local
 Limited Partnership and
   extraordinary item                          (117,887)           (35,674)                -            (153,561)

Equity in losses of Local
   Limited Partnerships                        (317,250)                 -           (23,003)           (340,253)

Minority interest in loss of
   Local Limited Partnership                          -                  -              (685)               (685)

Loss on liquidation of interest in Local
   Limited Partnership                           (4,182)                 -                 -              (4,182)
                                           ------------        -----------      ------------       -------------

Net Loss before extraordinary item             (439,319)           (35,674)          (23,688)           (498,681)

Extraordinary gain on cancellation
   of indebtedness                                    -             59,362                 -              59,362
                                           ------------        -----------      ------------       -------------

Net Income (Loss)                          $   (439,319)       $    23,688      $    (23,688)      $    (439,319)
                                           ============        ===========      ============       =============

(A) For the six months ended September 30, 1997. (B) For the six months ended June 30, 1997.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                            Tax Credit            Combined
                                            Fund Plus (A)        Entity (B)          Eliminations         Combined

Net cash used for
   operating activities                   $      (82,567)      $       (332)  $            -      $        (82,899)
                                          --------------       ------------   --------------      ----------------

Cash flows from investing activities:
   Investment in Local Limited Partnership       (59,640)                 -                -               (59,640)
   Return of investment in
     Local Limited Partnership                   463,864                  -                -               463,864
   Advances to affiliate                         (23,973)                 -                -               (23,973)
   Purchases of marketable securities           (946,626)                 -                -              (946,626)
   Proceeds from sales and maturities
     of marketable securities                    684,464                  -                -               684,464
   Restricted cash                              (152,799)                 -                -              (152,799)
   Cash distributions received from
     Local Limited Partnerships                   57,130                  -                -                57,130
                                          --------------       ------------   --------------      ----------------
Net cash provided by investing
   activities                                     22,420                  -                -                22,420
                                          --------------       ------------   --------------      ----------------

Net decrease in cash and
   cash equivalents                              (60,147)              (332)               -               (60,479)

Cash and cash equivalents, beginning             381,187                332                -               381,519
                                          --------------       ------------   --------------      ----------------

Cash and cash equivalents, ending         $      321,040       $          -   $            -      $        321,040
                                          ==============       ============   ==============      ================

(A) For the six months ended September 30, 1997. (B) For the six months ended June 30, 1997.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1997, the Fund had cash and cash equivalents of $321,040, compared with $381,519 at March 31, 1997. The decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operating activities. These decreases are offset by a return of investment in a Local Limited Partnership, net of restricted cash held in escrow and investments made in a Local Limited Partnership, and cash distributions received from Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $300,000 have been withdrawn from the Reserve Account to pay legal and other fees relating to various property issues. This amount includes approximately $294,000 relating to the Texas Partnerships. At September 30, 1997, approximately $913,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At September 30, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $804,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. In addition to the $294,000 noted above, the Fund has also advanced approximately $62,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1997.

Results of Operations

The Fund's result of operations for the three and six months ended September 30, 1997 resulted in net losses of $388,024 and $439,319, respectively, as compared to net losses of $688,162 and $1,372,774 for the respective periods in 1996. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and extraordinary gain on cancellation of indebtedness for the remaining Texas Partnership. The decrease in equity in losses of Local Limited Partnerships is the result of an increase in unrecognized losses relating to a Local Limited Partnership. During the six months ended September 30, 1997, losses relating to prior years have been unrecognized for this Local Limited Partnership. This change is due to a return of investment from this Local Limited Partnership during the six months ended September 30, 1997. The extraordinary gain on cancellation of indebtedness for the remaining Texas Partnership (Leatherwood), net of a loss on liquidation of interest in the Local Limited Partnership, is associated with the transfer of Leatherwood which occurred on September 23, 1997. Please refer to the section "Property Discussions" for additional information.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Due to the Managing General Partner's concerns regarding the long-term viabilty of Phoenix (Moorhead, Minnesota), Primrose (Grand Forks, North Dakota), and Sycamore (Sioux Falls, South Dakota), negotiations are underway with the Local General Partner to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to maximize the Fund's ability to retain tax credits going forward while minimizing the risk of recapture.

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest), subject to their liabilities, to unaffiliated entities. The transfers were effective May 31, 1996. The Managing General Partner finalized the sale of the remaining property, Leatherwood, on September 23, 1997. For tax purposes, this event will result in both Section 1231 Gain and cancellation of indebtedness income for the partners, which will be reported on the 1997 Schedule K-1 (filed in 1998). In addition, the transfer of ownership will result in a nominal amount of tax credit recapture because Leatherwood represents less than 1% of the Fund's tax credits.

The Local General Partner of Capitol Park in Oklahoma City, Oklahoma filed a Chapter 7 liquidation plan for the property during the second quarter. The Chapter 7 filing was dismissed by the Bankruptcy Court after its review. It appears likely that the lender will foreclose on the property in 1997. Accordingly, the Fund has begun the process of withdrawing from this Local Limited Partnership. Such an event will trigger tax credit recapture, plus interest, and the allocation of taxable income to the Fund. The Fund's carrying value of this investment is zero.

Operations at Broadway Tower, located in Revere, Massachusetts, have improved resulting from stabilized occupancy, currently at 100%. Recently, the Local General Partner successfully negotiated with the local housing authority for
Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations.

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

Despite initial construction issues in 1994, all apartments units of Metropolitan Apartments in Chicago, Illnois were brought to code and inhabitable status by fall of 1996. Strict leasing policies have been implemented and occupancy as of September 30, 1997 has improved to 74%. Successful occupancy levels at the property depend upon locating tenants which meet these strict leasing policies. The Local General Partner contributed in excess of $750,000 for the construction rehabilitation and operating deficits which exceeds its obligations. It is possible that Fund reserves may be required to fund operating deficits if the Local General Partner is unwilling to fund future deficits. To help mitigate some of these deficits, the Local and Managing General Partners are working with the lender to substitute fixed rate debt for the variable rate mortgage currently on the property.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1997.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 1997              BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                             A LIMITED PARTNERSHIP


                                       By:    Arch Street VI, Inc.,
                                               its Managing General Partner




                                       /s/William E.Haynsworth
                                       William E. Haynsworth
                                       Managing Director, Vice President and
                                       Chief Operating Officer