Form 10-Q
period 1997-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1998-02-12
CIK 870815

February 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1997
        File No. 0-22104




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/George Fondulis
George Fondulis
Assistant Controller



QH2-10Q3.DOC

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

For the quarterly period ended December 31,1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the  transition  period    from                 to


For Quarter Ended December 31, 1997    Commission file number      0-22104


 Boston     Financial     Tax     Credit     Fund     Plus,     A     Limited
Partnership
             (Exact name of registrant as specified in its charter)


                   Massachusetts                            04-3105699
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


   101 Arch Street, Boston, Massachusetts                   02110-1106
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code    (617)439-3911

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

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                        Page No.

Item 1.  Financial Statements

         Combined Balance Sheets - December 31, 1997 (Unaudited)
            and March 31, 1997                                            1

         Combined Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 1997 and1996 2

         Combined Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 1997     4

         Combined Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 30, 1997 and 1996          5

         Notes to Combined Financial Statements (Unaudited)               6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12

PART II - OTHER INFORMATION

Items 1-6                                                                  14

SIGNATURE                                                                  15

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS

                                                                            December 31,             March 31,
                                                                                1997                   1997
                                                                             (Unaudited)
Assets

Cash and cash equivalents                                                  $      429,121         $     381,519
Restricted cash (Note 1)                                                          154,875                     -
Marketable securities, at fair value                                            1,158,543               998,695
Other investments (Note 2)                                                      1,405,300             1,325,714
Accounts receivable                                                                     -                 7,943
Mortgagee escrow deposits                                                               -                13,345
Tenant security deposits                                                                -                 3,639
Investments in Local Limited Partnerships (Note 1)                             18,333,211            19,511,417
Rental property at cost, net of accumulated depreciation                                -               727,397
Other assets                                                                       19,286                19,505
                                                                           --------------         -------------
     Total Assets                                                          $   21,500,336         $  22,989,174
                                                                           ==============         =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                             $      999,212         $     881,741
Accounts payable and accrued expenses                                              18,601                51,702
Accrued interest                                                                        -                 1,743
Mortgage notes payable                                                                  -               739,994
Security deposits payable                                                               -                 3,639
                                                                           --------------         -------------
     Total Liabilities                                                          1,017,813             1,678,819
                                                                           --------------         -------------

Minority interest in Local Limited Partnership                                          -                  (685)
                                                                           --------------         -------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                         20,474,749            21,312,631
Net unrealized gain (loss) on marketable securities                                 7,774                (1,591)
                                                                           --------------         -------------
Total Partners' Equity                                                         20,482,523            21,311,040
                                                                           --------------         -------------
     Total Liabilities and Partners' Equity                                $   21,500,336         $  22,989,174
                                                                           ==============         =============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             For the Three and Nine Months Ended December 31, 1997 and 1996

                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              1997              1996                   1997               1996
                                         -------------      -------------          ------------      ---------

Revenue:
   Rental                                 $    27,676        $     32,894          $     85,552      $      67,543
   Investment                                  23,635              29,269                69,129             60,979
   Accretion of Original Issue Discount        27,143              25,119                79,586             73,635
   Other                                       10,084               3,449                28,360             46,605
                                          -----------        ------------          ------------      -------------
       Total Revenue                           88,538              90,731               262,627            248,762
                                          -----------        ------------          ------------      -------------

Expenses:
   Asset management fees, related party        42,663              44,359               127,988            137,056
   General and administrative (includes
    reimbursements to an affiliate in the
    in the amounts of $69,367 and
    $63,566 in 1997 and 1996,
    respectively)                              47,126              29,090               143,701            145,911
   Rental operations, exclusive of
    depreciation                               19,448              18,702                61,983             62,759
   Property management
    fees, related party                         2,730               2,730                 8,268              6,115
   Interest                                     7,212               5,222                20,532             11,803
   Bad debt expense                               200                   -                32,665                  -
   Depreciation                                16,395               5,394                52,185             16,184
   Amortization                                 8,017              10,948                24,119             32,653
                                          -----------        ------------          ------------      -------------
       Total Expenses                         143,791             116,445               471,441            412,481
                                          -----------        ------------          ------------      -------------

Loss before equity in losses of
Local Limited  Partnerships,  minority
interest, loss on liquidation of
interest in Local Limited Partnership
and extraordinary item                        (55,253)            (25,714)             (208,814)          (163,719)

Equity in losses of Local
   Limited Partnerships                      (357,200)           (133,861)             (697,453)        (1,368,914)

Minority interest in loss of
   Local Limited Partnership                        -                 (16)                 (685)               268

Loss on liquidation of interest in
    Local Limited Partnership (Note 4)              -                   -                (4,182)                 -
                                          -----------        ------------          ------------      -------------

Net Loss before extraordinary item           (412,453)           (159,591)             (911,134)        (1,532,365)

Extraordinary gain on cancellation
    of indebtedness (Note 4)                   13,890                   -                73,252                  -
                                          -----------        ------------          ------------      -------------

Net Loss                                  $  (398,563)       $   (159,591)         $   (837,882)     $  (1,532,365)
                                          ===========        ============          ============      =============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP



                  COMBINED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)
             For the Three and Nine Months Ended December 31, 1997 and 1996

                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              1997              1996                   1997               1996
                                         -------------      -------------          ------------      ---------

Net Loss before extraordinary item per
  Limited Partnership Unit:
  Class A Unit (34,643 Units)            $      (11.76)     $      (4.94)          $    (26.50)      $     (42.96)
                                         =============      ============           ===========       ============
  Class B Unit (3,290 Units)             $        (.22)     $       4.08           $      5.11        $     (8.55)
                                         =============      ============           ============      ============
Extraordinary item per Limited
  Partnership Unit :
  Class A Unit (34,643 Units)            $         .37      $           -          $      1.96      $      -
                                         =============      =============          ===========      =============
  Class B Unit (3,290 Units)             $         .27      $           -          $      1.41      $      -
                                         =============      =============          ===========      =============

Net Loss per Limited Partnership Unit:
   Class A Unit (34,643 Units)           $      (11.39)     $      (4.94)          $    (24.54)      $     (42.96)
                                         =============      ============           ===========       ============
   Class B Unit (3,290 Units)            $         .05      $       4.08           $      6.52       $      (8.55)
                                         =============      ============           ===========       ============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP



            COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  For the Nine Months Ended December 31, 1997
                                   (Unaudited)


                                                         Investor        Investor           Net
                                             Initial      Limited         Limited       Unrealized
                                 General     Limited     Partners,       Partners,         Gains
                                Partners     Partner         Class A         Class B         (Losses)        Totals


Balance at March 31, 1997      $(117,026)   $  5,000   $ 18,813,649     $ 2,611,008    $    (1,591)    $ 21,311,040

Net Income (Loss)                 (9,175)          -       (850,162)         21,455              -         (837,882)

Net change in net unrealized
   losses on marketable
   securities available for sale       -           -              -               -          9,365            9,365
                               ----------    -------   ------------     -----------    -----------     ------------

Balance at December 31, 1997   $ (126,201)  $  5,000   $ 17,963,487     $ 2,632,463    $     7,774     $ 20,482,523
                               ==========   ========   ============     ===========    ===========     ============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP



                        COMBINED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                              1997                      1996
                                                                         -------------             ---------

Net cash used for operating activities                                   $     (88,566)            $    (105,676)
                                                                         -------------             -------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                     (59,640)                   18,929
   Return of investment in Local Limited Partnership                           463,864                         -
   Advances to affiliate                                                       (24,173)                        -
   Purchases of marketable securities                                       (1,295,203)                 (520,890)
   Proceeds from sales and maturities of marketable securities               1,147,169                   369,973
   Restricted cash                                                            (154,875)                        -
   Payment of acquisition fees and expenses                                          -                   (15,990)
   Cash distributions received from Local
     Limited Partnerships                                                       59,026                   108,864
   Purchase of rental property and equipment                                         -                    (3,689)
                                                                         -------------             -------------
Net cash provided by (used for) investing activities                           136,168                   (42,803)
                                                                         -------------             -------------

Net increase (decrease) in cash and cash equivalents                            47,602                  (148,479)

Cash and cash equivalents, beginning                                           381,519                   489,191
                                                                         -------------             -------------

Cash and cash equivalents, ending                                        $     429,121             $     340,712
                                                                         =============             =============

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                                $      20,532             $      11,803
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1997 and 1996.

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

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entity, at December 31, 1997:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  27,788,654

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,865,174)                                                 (10,075,403)

Cash distributions received from Local Limited Partnerships                                         (390,310)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      17,322,941

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,163,661

   Accumulated amortization of acquisition fees and expenses                                        (153,391)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  18,333,211
                                                                                               =============

The Fund's share of the net losses of the Local Limited Partnerships, excluding the Combined Entity, for the nine months ended December 31, 1997 is $1,437,531. For the nine months ended December 31, 1997, the Fund has not recognized $750,875 of equity in losses relating to a Local Limited Partnership in which cumulative equity in losses and cumulative distributions have exceeded its total investment.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

On September 1, 1995, Village Oaks, a Texas Partnership, transferred its assets and liabilities to Texas Properties Limited Partnership VI, a Massachusetts
Limited Partnership, also known as Leatherwood Terrace ("Leatherwood"), a Partnership in which the managing general partner is affiliated with the Fund's Managing General Partner. On September 23, 1997, the Managing General Partner transferred all of the assets of the Combined Entity, Leatherwood, subject to its liabilities, to an unaffiliated entity. (Note 4)

The Fund has restricted cash in an escrow account to be used for future capital contributions related to its investment in one Local Limited Partnership.
Interest earned on this deposit is payable to the Local General Partner. At December 31, 1997, $5,565 is included in accounts payable to an affiliate.


2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost and current fair value at December 31, 1997 is composed of the following:


   Aggregate cost of Treasury STRIPS                             $   918,397
   Accumulated accretion of
     Original Issue Discount                                         486,903
                                                                 $ 1,405,300

Maturity dates for the STRIPS held at December 31, 1997 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


3.   Commitments

At December 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $804,000.


4.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest), subject to their liabilities, to unaffiliated entities. The transfers were effective May 31, 1996. On September 23, 1997, the Managing General Partner finalized the transfer of the remaining property, Leatherwood. For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $4,182 and extraordinary gain on cancellation of indebtedness of $73,252 were recognized in the period ended December 31, 1997 as a result of this transfer.

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

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                       Boston Financial
                                          Tax Credit              Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Assets

Cash and cash equivalents                $      429,121        $          -     $          -       $     429,121
Restricted cash                                 154,875                   -                -             154,875
Marketable securities, at fair value          1,158,543                   -                -           1,158,543
Other investments                             1,405,300                   -                -           1,405,300
Investments in Local Limited
   Partnerships                              18,333,211                   -                -          18,333,211
Other assets                                     19,286                   -                -              19,286
                                         --------------        ------------     ------------       -------------
     Total Assets                        $   21,500,336        $          -     $          -       $  21,500,336
                                         ==============        ============     ============       =============

Liabilities and Partners' Equity

Accounts payable to affiliates           $      999,212        $          -     $          -       $     999,212
Accounts payable and accrued
   expenses                                      18,601                   -                -              18,601
                                         --------------        ------------     ------------       -------------
     Total Liabilities                        1,017,813                   -                -           1,017,813
                                         --------------        ------------     ------------       -------------

General, Initial and Investor
   Limited Partners' Equity                  20,474,749                   -                -          20,474,749
Net unrealized gain on
   marketable securities                          7,774                   -                -               7,774
                                         --------------        ------------     ------------       -------------
Total Partners' Equity                       20,482,523                   -                -          20,482,523
                                         --------------        ------------     ------------       -------------
     Total Liabilities and
       Partners' Equity                  $   21,500,336        $          -     $          -       $  21,500,336
                                         ==============        ============     ============       =============

(A) As of December 31, 1997 (B) As of September 30, 1997

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1997

                                       Boston Financial
                                          Tax Credit              Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Revenue:
   Rental                                  $          -        $    27,676      $          -       $      27,676
   Investment                                    23,635                  -                 -              23,635
   Accretion of Original Issue Discount          27,143                  -                 -              27,143
   Other                                          5,865              4,219                 -              10,084
                                           ------------        -----------      ------------       -------------
     Total Revenue                               56,643             31,895                 -              88,538
                                           ------------        -----------      ------------       -------------

Expenses:
   Asset management fees, related party          42,663                  -                 -              42,663
   General and administrative                    47,126                  -                 -              47,126
   Rental operations, exclusive of
     depreciation                                     -             19,448                 -              19,448
   Property management fees,
     related party                                    -              2,730                 -               2,730
   Interest                                           -              7,212                 -               7,212
   Bad debt expense                                 200                  -                 -                 200
   Depreciation                                       -             16,395                 -              16,395
   Amortization                                   8,017                  -                 -               8,017
                                           ------------        -----------      ------------       -------------
     Total Expenses                              98,006             45,785                 -             143,791
                                           ------------        -----------      ------------       -------------

Loss before equity in losses of Local
Limited  Partnerships,  minority interest,
   loss on liquidation of interest in
Local Limited Partnership and
   extraordinary item                           (41,363)           (13,890)                -             (55,253)

Equity in losses of Local
   Limited Partnerships                        (357,200)                 -                 -            (357,200)

Minority interest in loss of
   Local Limited Partnership                          -                  -                 -                   -

Loss on liquidation of interest in Local
   Limited Partnership                                -                  -                 -                   -
                                           ------------        -----------      ------------       -------------

Net Loss before extraordinary item             (398,563)           (13,890)                -            (412,453)

Extraordinary gain on cancellation
   of indebtedness                                    -             13,890                 -              13,890
                                           ------------        -----------      ------------       -------------

Net Loss                                   $   (398,563)       $         -      $          -       $    (398,563)
                                           ============        ===========      ============       =============

(A) For the three months ended December 31, 1997. (B) For the three months ended September 30, 1997.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1997

                                       Boston Financial
                                          Tax Credit              Combined
                                         Fund Plus (A)           Entity (B)          Eliminations         Combined
Revenue:
   Rental                                  $          -        $    85,552      $          -       $      85,552
   Investment                                    69,129                  -                 -              69,129
   Accretion of Original Issue Discount          79,586                  -                 -              79,586
   Other                                         20,508              7,852                 -              28,360
                                           ------------        -----------      ------------       -------------
     Total Revenue                              169,223             93,404                 -             262,627
                                           ------------        -----------      ------------       -------------

Expenses:
   Asset management fees, related party         127,988                  -                 -             127,988
   General and administrative                   143,701                  -                 -             143,701
   Rental operations, exclusive of
     depreciation                                     -             61,983                 -              61,983
   Property management fees,
     related party                                    -              8,268                 -               8,268
   Interest                                           -             20,532                 -              20,532
   Bad debt expense                              32,665                  -                 -              32,665
   Depreciation                                       -             52,185                 -              52,185
   Amortization                                  24,119                  -                 -              24,119
                                           ------------        -----------      ------------       -------------
     Total Expenses                             328,473            142,968                 -             471,441
                                           ------------        -----------      ------------       -------------

Loss before equity in losses of Local
Limited  Partnerships,  minority interest,
   loss on liquidation of interest in
Local Limited Partnership and
   extraordinary item                          (159,250)           (49,564)                -            (208,814)

Equity in losses of Local
   Limited Partnerships                        (674,450)                 -           (23,003)           (697,453)

Minority interest in loss of
   Local Limited Partnership                          -                  -              (685)               (685)

Loss on liquidation of interest in Local
   Limited Partnership                           (4,182)                 -                 -              (4,182)
                                           ------------        -----------      ------------       -------------

Net Loss before extraordinary item             (837,882)           (49,564)          (23,688)           (911,134)

Extraordinary gain on cancellation
   of indebtedness                                    -             73,252                 -              73,252
                                           ------------        -----------      ------------       -------------

Net Income (Loss)                          $   (837,882)       $    23,688      $    (23,688)      $    (837,882)
                                           ============        ===========      ============       =============

(A) For the nine months ended December 31, 1997. (B) For the nine months ended September 30, 1997.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                            Tax Credit            Combined
                                            Fund Plus (A)        Entity (B)          Eliminations         Combined

Net cash used for
   operating activities                   $      (88,234)      $       (332)  $            -      $        (88,566)
                                          --------------       ------------   --------------      ----------------

Cash flows from investing activities:
   Investment in Local Limited Partnership       (59,640)                 -                -               (59,640)
   Return of investment in
     Local Limited Partnership                   463,864                  -                -               463,864
   Advances to affiliate                         (24,173)                 -                -               (24,173)
   Purchases of marketable securities         (1,295,203)                 -                -            (1,295,203)
   Proceeds from sales and maturities
     of marketable securities                  1,147,169                  -                -             1,147,169
   Restricted cash                              (154,875)                 -                -              (154,875)
   Cash distributions received from
     Local Limited Partnerships                   59,026                  -                -                59,026
                                          --------------       ------------   --------------      ----------------
Net cash provided by investing
   activities                                    136,168                  -                -               136,168
                                          --------------       ------------   --------------      ----------------

Net increase (decrease) in cash and
   cash equivalents                               47,934               (332)               -                47,602

Cash and cash equivalents, beginning             381,187                332                -               381,519
                                          --------------       ------------   --------------      ----------------

Cash and cash equivalents, ending         $      429,121       $          -   $            -      $        429,121
                                          ==============       ============   ==============      ================

(A) For the nine months ended December 31, 1997. (B) For the nine months ended September 30, 1997.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1997, the Fund had cash and cash equivalents of $429,121, compared with $381,519 at March 31, 1997. The increase is attributable to a return of investment in a Local Limited Partnership, net of restricted cash held in escrow and investments made in a Local Limited Partnership, and cash distributions received from Local Limited Partnerships. These increases are offset by purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operating activities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $306,000 have been withdrawn from the Reserve Account to pay legal and other fees relating to various property issues. This amount includes approximately $300,000 relating to the Texas Partnerships. At December 31, 1997, approximately $902,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At December 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $804,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. In addition to the $300,000 noted above, the Fund has also advanced approximately $62,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1997.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Fund's result of operations for the three and nine months ended December 31, 1997 resulted in net losses of $398,563 and $837,882, respectively, as compared to net losses of $159,591 and $1,532,365 for the respective periods in 1996. The decrease in net loss for the nine months ended December 31, 1997 is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and extraordinary gain on cancellation of indebtedness for the remaining Texas Partnership. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for one Local Limited Partnership whose cumulative equity in losses and cumulative distributions exceeded its total investment in the partnership. During the nine months ended December 31, 1997, losses relating to prior years have been unrecognized for this Local Limited Partnership. This change is due to a return of investment from this Local Limited Partnership during the nine months ended December 31, 1997. The extraordinary gain on cancellation of indebtedness for the remaining Texas Partnership (Leatherwood), net of a loss on liquidation of interest in the Local Limited Partnership, is associated with the transfer of Leatherwood which occurred on September 23, 1997. Please refer to the section "Property Discussions" for additional information.

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

As previously reported, the Managing General Partner transferred all of the assets of two of the Texas Partnerships, subject to their liabilities, to unaffiliated entities in 1996. In the fourth quarter of 1997 The Managing General Partner transferred the one remaining Texas Partnership, Leatherwood, subject to liabilities, to an unaffiliated entity. For tax purposes, this event will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of tax credit recapture because Leatherwood represents less than 1% of the Fund's tax credits.

The Local General Partner of Capitol Park in Oklahoma City, Oklahoma filed a Chapter 7 liquidation plan for the property during the second quarter. The Chapter 7 filing was dismissed by the Bankruptcy Court after its review. The Partnership transferred its interest in the property at the end of 1997. The transfer will result in tax credit recapture, plus interest, and the allocation of taxable income to the Partnership.

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

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Despite  initial   construction   issues  in  1994,  all  apartments   units  of
Metropolitan Apartments in Chicago, Illinois were brought to code and inhabitable status by fall of 1996. Strict leasing policies have been implemented and occupancy as of December 31, 1997 has improved to 74%. Successful occupancy levels at the property depend upon locating tenants which meet these strict leasing policies. The Local General Partner contributed in excess of $750,000 for the construction rehabilitation and operating deficits, which exceeded its obligations. It is possible that Partnership Reserves may be required to fund operating deficits if the Local General Partner is unwilling to fund future deficits. To help mitigate some of these deficits, the Local and Managing General Partners are working with the lender to substitute fixed rate debt for the variable rate mortgage currently on the property.

Primrose, located in North Dakota, and Phoenix Housing, located in Minnesota, which have the same Local General Partner, have been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the Local General Partner whom has raised some concerns over the long-term financial health of the properties. In an effort to reduce possible future risk, the Managing General Partner recently consummated the transfer of 50% of the Partnership's capital and profits in Primrose and Phoenix Housing to an affiliate of the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1997.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 1997                BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A LIMITED PARTNERSHIP


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