Form 10-K
period 1998-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1998-06-30
CIK 870815

June 30, 1998




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-K for the Year Ended March 31, 1998 Commission File Number 0-22104


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,



\s\ Dianne Groark
Dianne Groark
Assistant Controller



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

For the fiscal year ended                            Commission file number
March 31, 1998                                                0-22104

              BOSTON  FINANCIAL  TAX CREDIT  FUND  PLUS,  A LIMITED
               PARTNERSHIP (Exact name of registrant as specified
                   in its charter)

      Massachusetts                                           04-3105699
-----------------------                                      ------------------
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                              02110-1106
--------------------------------------                               ----------
(Address of Principal executive office)                              (Zip Code)

Registrant's telephone number, including area code 617/439-3911
                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
          Title of each class                               which registered
          -------------------                           ------------------------
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

                       $37,933,000 as of March 31, 1998
                       --------------------------------

                                                       K-12
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

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

                ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998

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

An affiliate of the Managing General Partner, BF Texas Limited Partnership, was admitted as an additional Local General Partner with responsibility for all management decisions in three Local Limited Partnerships in which the Fund has invested (the "Texas Partnerships"). As a result, the Fund was deemed to have control over the Texas Partnerships and the accompanying financial statements are presented in combined form ("Combined Financial Statements") to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Fund's operating results, not the business of the Fund. Accordingly, presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole. As described more fully under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, the Managing General Partner transferred all of the assets of two of the Texas Partnerships on May 31, 1996, subject to their liabilities to unaffiliated entities. On September 27, 1997, the Managing General Partner transferred all of the assets of the remaining Texas Partnership (Leatherwood), subject to its liabilities, to an unaffiliated entity. Therefore, as of March 31, 1998, Leatherwood's net loss through the date of transfer is presented in combined form.

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


                                                      TABLE A

                                              SELECTED LOCAL LIMITED
                                                 PARTNERSHIP DATA
                                                      (Unaudited)

      Properties owned by                                                               Date Interest
Local Limited Partnerships*                              Location                         Acquired

     Leatherwood (formerly Village Oaks)**           Yoakum, TX                           12/23/91
     Tamaric**                                       Cedar Park, TX                       12/23/91
     Northwest**                                     Georgetown, TX                       12/23/91
     Pilot House                                     Newport News, VA                     02/25/92
     Jardines de Juncos                              Juncos, PR                           04/14/92
     Livingston Arms                                 Poughkeepsie, NY                     05/01/92
     Broadway Tower                                  Revere, MA                           06/02/92
     45th & Vincennes                                Chicago, IL                          06/26/92
     Phoenix Housing                                 Moorhead, MN                         07/06/92
     Cottages of Aspen                               Oakdale, MN                          07/02/92
     Long Creek Court                                Kittrell, NC                         07/01/92
     Atkins Glen                                     Stoneville, NC                       07/01/92
     Tree Trail                                      Gainesville, FL                      10/30/92
     Meadow Wood                                     Smyrna, TN                           10/30/92
     Primrose                                        Grand Forks, ND                      12/09/92
     Sycamore                                        Sioux Falls, ND                      12/17/92
     Preston Place                                   Winchester, VA                       12/21/92
     Kings Grant Court                               Statesville, NC                      12/23/92
     Chestnut Plains                                 Winston-Salem, NC                    12/24/92
     Bancroft Court                                  Toledo, OH                           12/31/92
     Capitol Park***                                 Oklahoma City, OK                    02/10/93
     Hudson Square                                   Baton Rouge, LA                      03/08/93
     Walker Woods II                                 Dover, DE                            06/11/93
     Vista Villa                                     Saginaw County, MI                   08/04/93
     Metropolitan                                    Chicago, IL                          08/19/93
     Carolina Woods II                               Greensboro, NC                       10/11/93
     Linden Square                                   Genesee County, MI                   10/29/93
     New Garden Place                                Gilmer, NC                           06/24/94
     Findley Place                                   Minneapolis, MN                      07/15/94

* The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for an 82% interest in Livingston Arms, a 98.75% interest in Metropolitan and a 97.9% interest in New Garden Place. Profits and losses arising from sale or refinancing transactions will be allocated in accordance with the respective Local Limited Partnership Agreements.

** As of March 31, 1998, the Managing General Partner transferred all of the assets of three of the Texas Partnerships, subject to their liabilities, to unaffiliated entities.

*** As of March 31, 1998, the title of Capitol Park was transferred to an affiliated entity. The transfer was effective October 7, 1997.

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

Each Local Limited Partnership (except the Texas Partnerships) has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1998, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Tree Trail and Meadow Wood, representing 14.14%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Long Creek Court, Atkins Glen, Kings Grant Court and Chestnut Plains, representing 5.04%, have Gordon Blackwell and MBG Investment Inc. as Local General Partners; (iii) Phoenix Housing, Primrose and Sycamore, representing 3.33%, have Jerry Meide (see discussion below) and/or certain affiliates as Local General Partners (Phoenix Housing has Phoenix Housing, Inc. and RRABB, Inc., Primrose has RRABB, Inc., and Sycamore has Jerry Meide and RRABB, Inc.); and (iv) Pilot House and Preston Place, representing 17.77%, have Castle Development Corporation as Local General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

On November 10, 1997, the Fund transferred 50% of its interest in capital and profits of Phoenix Housing, Primrose and Sycamore to the local general partner, Jerry Meide. Included in these transfers is a put option granting the Managing General Partner the right to put the Fund's remaining interest to the local general partner any time after one year has elapsed. The Meide portfolio represents 3.33% of capital contributions.

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

Item 2.  Properties

Following the transfer of the three Texas Partnerships, Capitol Park and the disposition of Villas de Montellano, the Fund owns limited partnership interests in twenty-five Local Limited Partnerships, which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is generally 99%, except for Livingston Arms, Metropolitan and New Garden Place, where the Fund's ownership interest is 82%, 98.75% and 97.9%, respectively, and Phoenix Housing, Primrose and Sycamore, where the Fund's ownership is 49.5%.

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



                                                   Capital Contributions
Local Limited Partnership            Number     Total committed    Paid through  Mtge. loans payable                      Occupancy
Property Name                          of         at March 31,       March 31,       at December 31,       Type of      at March 31,
Property Location                  Apt. Units          1998             1998             1997             Subsidy*         1998
--------------------------------  ------------ -----------------  ------------- --------------------    ----------      ------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)(A)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD. (A)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing Associates,
     LTD. (A)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA                    132          $2,479,708          $2,479,708  $3,294,678               None              99%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                           60             604,781             604,781   2,621,337               FmHA             100%



                                                       Capital Contributions
Local Limited Partnership            Number     Total committed    Paid through  Mtge. loans payable                      Occupancy
Property Name                          of         at March 31,       March 31,       at December 31,       Type of      at March 31,
Property Location                  Apt. Units          1998             1998             1997             Subsidy*         1998
--------------------------------  ------------ -----------------  ------------- --------------------    ----------      ------------
99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                    25          1,114,686          1,114,686       526,806                 None           92%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                          92          2,350,000          2,350,000     5,986,333               Section 8       100%
Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                        40            457,810            457,810     1,935,000               Section 8        85%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                        114          1,027,333          1,027,333     4,755,000                 None          100%

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                         19            689,080            689,080       669,209               Section 8       100%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                        14            120,476            120,476       554,529                 FmHA           93%



                                                                 Capital Contributions
Local Limited Partnership            Number     Total committed    Paid through  Mtge. loans payable                      Occupancy
Property Name                          of         at March 31,       March 31,       at December 31,       Type of      at March 31,
Property Location                  Apt. Units          1998             1998             1997             Subsidy*         1998
--------------------------------  ------------ -----------------  ------------- --------------------    ----------      ------------
Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                      24             205,574           205,574       956,977               FmHA             100%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL                    108           2,060,143         2,060,143     2,679,116               None              97%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                          88           1,742,671         1,742,671     2,666,882               None              97%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND                     48             674,557           674,557     1,097,042               None              98%

Duluth Limited Partnership II
Sycamore
Sioux Falls, ND                     48             657,000           657,000     1,268,927               None              83%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                     120           2,300,000         2,300,000     3,217,300               None             100%





                                                         Capital Contributions
 Local Limited Partnership            Number     Total committed    Paid through  Mtge. loans payable                      Occupancy
Property Name                          of         at March 31,       March 31,       at December 31,       Type of      at March 31,
Property Location                  Apt. Units          1998             1998             1997             Subsidy*         1998
--------------------------------  ------------ -----------------  ------------- --------------------    ----------      ------------
Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC                      36         708,530           708,530         905,964                 None             100%

Chestnut Plains Limited
     Partnership
Chestnut Plains
Winston-Salem, NC                    24         319,810           319,810         604,861                 None             100%

Prince Hall Housing Associates, (B)
     Limited Partnership
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
     Partnership
Bancroft Court
Toledo, OH                           97         902,340           902,340       1,335,373               Section 8           77%

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA                      82         554,670           554,670         879,276               Section 8          100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                            19         591,429           591,429         827,775                 None              84%


                                                   Capital Contributions
Local Limited Partnership            Number     Total committed    Paid through  Mtge. loans payable                      Occupancy
Property Name                          of         at March 31,       March 31,       at December 31,       Type of      at March 31,
Property Location                  Apt. Units          1998             1998             1997             Subsidy*         1998
--------------------------------  ------------ -----------------  ------------- --------------------    ----------      ------------
Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI                 100          1,204,762          1,204,762     4,469,939                 None             100%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                         69          2,296,714          1,956,354     2,105,452               Section 8           85%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC                      40            750,238            750,238       910,594                 None             100%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI                 120          1,299,774          1,299,774     5,284,991                 None              99%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                          76          1,269,794          1,269,794     2,280,549                 None              99%



                                                       Capital Contributions
Local Limited Partnership            Number     Total committed    Paid through  Mtge. loans payable                      Occupancy
Property Name                          of         at March 31,       March 31,       at December 31,       Type of      at March 31,
Property Location                  Apt. Units          1998             1998             1997             Subsidy*         1998
--------------------------------  ------------ -----------------  ------------- --------------------    ----------      ------------
Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place Apartments
Minneapolis, MN                        89           716,000           716,000      2,805,000            None              100%
                                   ------      ------------      ------------   ------------
                                    1,684      $ 27,097,880      $ 26,757,520   $ 54,638,910
                                   ======      ============      ============   ============

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

    (A) As of March 31, 1998, the Managing General Partner has transferred all of the assets of the three Texas Partnerships (Tamaric, Northwest and Leatherwood) subject to their liabilities to unaffiliated entities. The three Texas Partnerships had total capital contributions and mortgage payable amounts of $328,434 and $1,467,017, respectively, at the date of transfer.

    (B) As of March 31, 1998, the Managing General Partner has transferred the title of Prince Hall Housing Associates, Limited Partnership to an affiliated entity. The Partnership had total capital contributions and mortgagee payable amounts of $1,495,000 and $1,570,000, respectively, as of December 31, 1996.

                                      K-15
Item 3.  Legal Proceedings

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

As of June 15, 1998, there were 2,048 record holders of Units of the Fund.

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



                                      March 31,      March 31,         March 31,           March 31,          March 31,
                                         1998               1997            1996              1995              1994
Revenue (E)                         $     302,486    $     355,858     $     406,038    $     374,860    $      504,683
Equity in losses of Local Limited
   Partnerships (E)                    (1,546,727)      (2,546,404)       (2,034,515)      (2,048,621)       (2,102,783)
Extraordinary gain on forgiveness
   of indebtedness                         73,252                -           643,509                -                 -
   Per Limited Partnership Unit (A):
     Class A Unit                            1.96                -             17.21                -                 -
     Class B Unit                            1.41                -             12.39                -                 -
Accretion of original issue discount      106,661           98,713            91,595           84,533            78,234
Net Loss                               (3,302,890)      (2,822,852)       (2,427,884)      (2,957,453)       (2,419,200)
   Per Limited Partnership Unit (A):
     Class A Unit                          (91.20)           (78.15             )              (67.39)           (81.37)
                 (66.80)
     Class B Unit                          (33.24)           (26.26)          (20.68)          (32.89)           (24.32)
Cash and  cash equivalents (E)            216,829          381,519           489,191          373,535           676,655
Marketable securities                   1,401,639          998,695           795,099        1,235,123         5,913,600
Other investments                       1,432,375        1,325,714         1,227,001        1,135,406         1,050,873
Investments in Local Limited
   Partnerships                        16,342,634       19,511,417        22,289,712       24,261,436        22,148,406
Total assets (B)                       19,415,336       22,989,174        25,382,895       28,836,803        31,738,376
Long-term debt                                  -          739,994           509,980                -                 -
Total liabilities (E)                   1,399,718        1,678,819         1,245,356        2,312,235         2,349,018
Other Data:
Passive loss (C)                       (3,357,694)      (2,879,273)       (3,272,132)      (3,208,044)       (2,760,037)
   Per Limited Partnership Unit (A):
     Class A Unit                           89.81)           (77.02)          (87.52)          (85.81)           (73.83)
     Class B Unit                          (64.66)           (55.45)          (63.02)          (61.78)           (53.15)
Portfolio income (C)                      274,919          268,300           211,584          396,729           694,665
   Per Limited Partnership Unit (A):
     Class A Unit                            7.35             7.19              5.66            10.61             16.55
     Class B Unit (D)                       37.11            34.69             31.31            32.85             34.93
Net short-term capital losses (C)               -                -                 -          (45,877)                -
   Per Limited Partnership Unit (A):
     Class A Unit                               -                -                 -            (1.23)                -
     Class B Unit                               -                -                 -            (0.88)                -
Net long-term capital losses (C)                -                -          (538,686)        (173,620)                -
   Per Limited Partnership Unit (A):
     Class A Unit                               -                -            (14.41)           (4.64)                -
     Class B Unit                               -                -            (10.37)           (3.34)                -


                                      March 31,      March 31,         March 31,           March 31,        March 31,
                                          1998             1997            1996               1995            1994

Low-Income Housing Tax Credit (C)       5,407,118        5,769,841         5,790,896        4,886,427         3,696,088
   Per Limited Partnership Unit (A):
     Class A Unit                          144.63           154.33            154.90           130.70             98.86
     Class B Unit                          104.13           111.12            111.52            94.10             71.18
Recapture of Low-Income
   Housing Tax Credits (C)                616,112           43,133                -                -                 -
   Per Limited Partnership Unit (A):
     Class A Unit                           16.48             1.15                -                -                 -
     Class B Unit                           11.87              .83                -                -                 -
Local Limited Partnership interests
   owned at end of period (F,G)                25               27                29               30                28



(A) Per Limited Partnership Unit data is based upon the units outstanding of 34,643 and 3,290 for Class A Units and Class B Units, respectively.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Fund for income tax purposes.

(D)  Includes $104,663,  $97,097,  $89,592,  $82,949 and $75,692 of accretion of the Original Issue Discount for the calendar years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, which is allocable only to holders of Class B Units.

(E) Revenue for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 includes $93,404, $123,962, $252,861, $246,926 and $70,456, respectively, of total revenue from the Texas Partnerships. Equity in losses of Local Limited Partnerships for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 does not include $23,003, $69,939, $25,589, $93,745 and $22,845, respectively, from the Texas Partnerships that have been combined with the Fund's loss. Cash and cash equivalents at March 31, 1997, 1996, 1995 and 1994 includes $332, $23,002, $31,258 and $15,266, respectively, of cash and cash equivalents from the Texas Partnerships that is included in the combined cash and cash equivalents of the Fund. Total liabilities at March 31, 1997, 1996, 1995 and 1994 includes $769,008, $527,203, $1,743,177 and  $1,661,812, respectively, from the Texas Partnerships.

(F) As of March 31, 1998, the Managing General Partner has transferred all of the assets of three of the Texas Partnerships (Tamaric, Northwest and Leatherwood) subject to their liabilities to an unaffiliated entity. In 1996, the Fund wrote off its investment in Villas de Montellano against the established reserve.

(G) As of March 31, 1998, the Managing General Partner has transferred the title of Capitol Park to an affiliate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1998, the Fund had cash and cash equivalents of $216,829 as compared with $381,519 at March 31, 1997. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities. These decreases are partially offset by cash provided by operations and cash distributions received from Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $312,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. This amount includes approximately $304,000 relating to the Texas Partnerships. At March 31, 1998, approximately $907,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $340,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. In addition to the $304,000 noted above, the Fund has also advanced approximately $62,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the years ended March 31, 1998, 1997 or 1996. It is not expected that cash available for distribution, if any, will be significant during the 1998 calendar year. As funds from temporary investments are paid to Local Limited Partnerships, interest earned on those funds decreases. Additionally, it is not expected that the Local Limited Partnerships will distribute significant amounts of cash to the Fund in 1998 because such amounts will be needed to fund property operating costs. In addition, many of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

1998 versus 1997

The Fund's result of operations for the year ended March 31, 1998 resulted in a net loss of $ 3,302,890 as compared to a net loss of $2,822,852 for the same period in 1997. The increase in net loss is primarily attributable to a provision for valuation of Investments in Local Limited Partnerships because there was evidence of non-temporary declines in the recoverable amount of four investments. This increase to net loss is partially offset by decrease in equity in losses of Local Limited Partnership. The decrease in equity in losses of Local Limited Partnerships is primarily due to the transfer of Capitol Park to an affiliated entity.

1997 versus 1996

The Fund's results of operations for the year ended March 31, 1997 resulted in a net loss of $2,822,852 as compared to a net loss of $2,427,884 for the same period in 1996. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships, the non-existence of a gain on cancellation of indebtedness and a decrease in rental revenue. These increases to net loss are partially offset by decreases in general and administrative, rental operations and interest expense items, an increase in investment revenue and the non-existence of a reserve for valuation of investments in Local Limited Partnerships and a provision for valuation of rental property. The increase in equity in losses of Local Limited Partnerships is primarily due to one of the Local Limited Partnerships incurring an impairment loss during the year ended December 31, 1996. In fiscal 1996, there was a provision for valuation of rental property for one of the Texas Partnerships which was offset by a gain on cancellation of indebtedness. In addition, fiscal 1996 experienced a provision for valuation of investments in Local Limited Partnerships for the two disposed Texas Partnerships. No provisions for valuation of investments in Local Limited Partnerships were necessary in fiscal 1997. The decrease in general and administrative expenses was due to a decrease in expenses paid on behalf of the Texas Partnerships. The decreases in rental revenue and rental operations and interest expenses were due to the exclusion of two of the Texas Partnership's operations which were previously combined. Please refer to the section entitled "Property Discussions" included in this Item. The increase in investment revenue is attributable to favorable market conditions for the sale of marketable securities.

Low Income Housing Tax Credits

The 1997 Tax Credits per Unit were $144.63 and $104.13 for Class A Unit and Class B Unit investors, respectively.
The 1996 Tax Credits per Unit were $154.33 and $111.12 for Class A Unit and Class B Unit investors, respectively. The 1995 Tax Credits per Unit were $154.90 and $111.52 for Class A Unit and Class B Unit investors, respectively. The 1994 Tax Credits per Unit were $130.70 and $94.10 for Class A Unit and Class B Unit investors, respectively. The 1993 Tax Credits per Unit were $98.86 and $71.18 for Class A Unit and Class B Unit investors, respectively. Tax Credits are not available for a Property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credit is claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that apartment units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit equal to the difference is available in the 11th taxable year. The transfer of ownership of the Texas Partnerships resulted in nominal recapture of tax credits, since the Texas Partnerships represented only 2% of the Partnership's tax credits.

The Managing General Partner estimates that the 1998 Tax Credits allocated to investors will be approximately $153 per Unit for Class A Unit investors and $112 per Unit for Class B Unit investors. However, no assurance can be given in this matter. Once the Tax Credits are stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period.

On November 10, 1997, the Fund transferred 50% of its interest in Phoenix Housing, Primrose and Sycamore to the Local General Partner in order to protect the Fund in the event of foreclosure - induced recapture of these tax credits.

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

As previously reported, despite the 1994 debt restructure, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience operating deficits primarily due to occupancy issues and deteriorating market conditions. The management agent is currently trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. The Managing General Partner will be working closely with the management agent and Local General Partner to discuss capital improvements, debt restructuring and enhance marketing efforts. For financial reporting purposes, the carrying value of the Fund's investment in this Local Limited Partnership has been reserved by $292,093.

Occupancy for Broadway Tower, located in Revere, Massachusetts, has improved and is currently at 100%. However, the property is still experiencing operating deficits. In 1997, the Local General Partner successfully negotiated with the local housing authority for Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations and from funding by the Local General Partner.

Despite initial construction issues in 1994, all apartments units of Metropolitan Apartments in Chicago, Illinois were brought to code and habitable by the fall of 1996. Strict leasing policies have been implemented and occupancy as of December 31, 1997 has improved to 88%. Successful occupancy levels at the property depend upon locating tenants which meet these strict leasing policies. The Local General Partner contributed in excess of $750,000 for the construction rehabilitation and operating deficits, which exceeded its obligations. It is possible that Fund Reserves may be required to fund operating deficits if the Local General Partner is unwilling to fund future deficits. To help mitigate some of these deficits, the Local and Managing General Partners are working with the lender to substitute fixed rate debt for the variable rate mortgage currently on the property.

Primrose, located in Grand Forks, North Dakota, Phoenix Housing, located in Moorhead, Minnesota, and Sycamore, located in Sioux Falls, South Dakota, which have the same Local General Partner, have been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the local general partner whom has raised some concerns over the long-term financial health of the properties. In an effort to reduce possible future risk, in November 1997, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in Primrose, Phoenix Housing and Sycamore to the Local General Partner. The Managing General Partner has the right to transfer the Fund's remaining interest to the Local General Partner any time after one year has elapsed. The Fund will retain its full share of tax credits until such time as the remaining interest is put to the local general partner. For financial reporting purposes, the carrying value of the Fund's investment in these Local Limited Partnerships, have been fully reserved.

As previously reported, the Managing General Partner transferred all of the assets of two of the Texas Partnerships, subject to their liabilities, to unaffiliated entities in 1996. In the fourth quarter of 1997, the Managing General Partner transferred the remaining Texas Partnership, Leatherwood, subject to liabilities, to an unaffiliated entity. For tax purposes, this event resulted in both Section 1231 Gain and cancellation of indebtedness income which was reflected on the 1997 tax return. For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $4,182 and extraordinary gain on cancellation of indebtedness of $73,252 were recognized in the year ended March 31, 1998 as a result of this transfer.

As previously reported, the Local General Partner of Capitol Park in Oklahoma City, Oklahoma filed a Chapter 7 liquidation plan for the property during the second quarter of 1997. The Chapter 7 filing was dismissed by the Bankruptcy Court after its review. The fund transferred its interest in Capital Park to an affiliated entity on October 7, 1997. Therefore, the Fund recognized tax credit recapture, plus interest, and the allocation of taxable income to the Fund, which was reflected on the 1997 tax return. For financial reporting purposes the carrying value of the Fund's investment in this Local Limited Partnership has been written-off.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the current value is compared to the fair value and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 1998, 1997 and 1996.

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

Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Fund will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but is not expected to have a significant effect on the Fund's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VI, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street VI, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the Managing General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the Managing General Partner on May 28, 1997. William E. Haynsworth resigned as a Managing Director and Chief Operating Officer of the Managing General Partner on March 23, 1998.

The Managing General Partner was incorporated in December, 1990. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                        Managing Director and President
Michael H. Gladstone                Managing Director, Vice President and Clerk
Randolph G. Hawthorne               Managing Director, Vice President and
                                      Chief Operating Officer
James D. Hart                       Chief Financial Officer and Treasurer
Paul F. Coughlan                    Vice President
Peter G. Fallon, Jr.                Vice President
William E. Haynsworth               Vice President

The other General Partner of the Partnership is Arch Street VI Limited Partnership, a Massachusetts limited partnership ("Arch Street VI L.P.") that was organized in December 1990. The General Partner of Arch Street L.P. is Arch Street VI, Inc.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 42, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA 1982). He joined Boston Financial in 1985, and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and has served on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

Randolph G. Hawthorne, age 48, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of the firm, Mr. Hawthorne's primary responsibility is structuring and acquiring real estate investments. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the Amos Tuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 54, is a graduate of Brown University (B.A., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 59, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, to raise capital for the firm's investments. He is currently a Senior Vice President and a member of the Institutional Tax Credits Team with responsibility for marketing institutional investments. Previously, he has served as president of BFG Securities, as a director of Boston Financial, and as marketing director for public and corporate funds. Mr. Fallon has also served as Chairman of the Board of Directors for Boston College High School as well as a director of a local bank.

William E. Haynsworth, age 58, is a graduate of Dartmouth College (B.A., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Prior to joining Boston Financial in 1977, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Appointed Senior Vice President in 1986, Mr. Haynsworth brings over 25 years of experience structuring real estate investments. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial.

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

Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1998 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

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

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 (prior to the write-off of Villas de Montellano, the Texas Partnerships and Capitol Park) for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and have been reimbursed to an affiliate of the Managing General Partner. Payments made and expenses reimbursed in each of the three years ended March 31, 1998 are as follows:

                                       1998            1997               1996
                                   ----------      ----------        ---------
 Acquisition fees and expenses     $       -       $  15,990         $   1,805

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $6,468 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee. Amounts earned by the affiliate and payable in each of the three years ended March 31, 1998 are as follows:

                                     1998              1997             1996
                                   ----------        ----------       ---------

  Asset management fees            $ 170,028         $ 179,719        $ 174,687


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the three years ended March 31, 1998 are as follows:

                                    1998             1997             1996
                               ----------       ----------       ----------
  Salaries and benefits
   expense reimbursements      $  95,037         $  92,130        $  99,377

Property Management Fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Pilot House and Preston Place, properties in which the Fund has invested. Fees charged for the three years ended December 31, 1997 are as follows:

                                   1997            1996               1995
                               -----------      ----------         ---------

   Property Management fees     $ 78,722         $  56,739         $  58,363

Lansing  Management  Company  ("LMC"),  an  affiliate  of the  Managing  General
Partner, currently manages Linden Square, a property in which the Fund has invested. Fees charged for the three years ended December 31, 1997 are as follows:

                                1997            1996               1995
                            -----------      ----------         -----------

Property Management fees     $ 33,120         $  33,120          $  32,442







LMC is also the management agent for the Texas Partnerships. Fees charged for the three years ended December 31, 1997 are as follows:

                                   1997            1996               1995
                               -----------      ----------         -------

 Property Management fees      $  8,268          $  8,845         $  4,260

During 1995, a provision in the Combined Entities' workout agreement came into effect which prohibited property management fees from being charged. During 1996, this provision ended, and fees were again charged.


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VI, Inc. and Arch Street VI Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions have been paid to the General Partners as of March 31, 1998.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1998 is presented in Note 7 to the Financial Statements.

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

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VI, Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne                   Date: 6/30/98
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/ Randolph G. Hawthorne                 Date: 6/30/98
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                   Date: 6/30/98
           Michael H. Gladstone,
           A Managing Director



                                       F-1

Item 8.  Financial Statements and Supplementary Data

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

             ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998
                           INDEX

                                                                  Page No.


   Report of Independent Accountants
     For the years ended March 31, 1998, 1997 and 1996                F-2

   Combined Financial Statements:

     Combined Balance Sheets - March 31, 1998 and 1997                F-3

     Combined Statements of Operations - For the Years
     ended March 31, 1998, 1997 and 1996                              F-4

     Statements of Changes in Partners' Equity (Deficiency) -
     For the Years ended March 31, 1998, 1997 and 1996                F-6

     Combined Statements of Cash Flows - For the Years
     ended March 31, 1998, 1997 and 1996                              F-7

     Notes to Combined Financial Statements                           F-9

   Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated
      Depreciation                                                    F-26


Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund Plus, A Limited Partnership:

We have audited the accompanying combined balance sheets of Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") as of March 31, 1998 and 1997 and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K for each of three years in the period ended March 31, 1998. These financial statements and financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. As of March 31, 1998 and 1997, 76% and 76%, respectively, of total assets, and for the year ended March 31, 1998, 1997 and 1996, 82%, 88% and 83%, respectively, of equity in losses of Local Limited Partnerships, reflected in the financial statements of the Fund, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership, as of March 31, 1998 and 1997, and the results of its combined operations and its combined cash flows for each of three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 22, 1998

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

  The accompanying notes are an integral part of these combined financial statements.

                                       F-8
                             COMBINED BALANCE SHEETS

                             March 31, 1998 and 1997

                                                                        1998                   1997
                                                                   --------------         --------------

Assets
Cash and cash equivalents                                          $      216,829         $      381,519
Marketable securities, at fair value (Note 3)                           1,401,639                998,695
Other investments (Note 5)                                              1,432,375              1,325,714
Accounts receivable                                                             -                  7,943
Mortgagee escrow deposits                                                       -                 13,345
Tenant security deposits                                                        -                  3,639
Investments in Local Limited Partnerships, net of
   reserve for valuation of $1,554,780 in 1998 (Note 4)                16,342,634             19,511,417
Rental property, at cost, net of accumulated depreciation (Note 6)              -                727,397
Other assets                                                               21,859                 19,505
                                                                   --------------         --------------
     Total Assets                                                  $   19,415,336         $   22,989,174
                                                                   ==============         ==============

Liabilities and Partners' Equity
Accounts payable to affiliates (Note 7)                            $    1,042,390         $      881,741
Accounts payable and accrued expenses                                     357,328                 51,702
Accrued interest                                                                -                  1,743
Mortgage notes payable (Note 8)                                                 -                739,994
Security deposits payable                                                       -                  3,639
                                                                   --------------         --------------
     Total Liabilities                                                  1,399,718              1,678,819
                                                                   --------------         --------------

Minority interest in Local Limited Partnership                                  -                   (685)
                                                                   --------------         --------------

Commitments (Note 10)

General, Initial and Investor Limited Partners' Equity                 18,009,741             21,312,631
Net unrealized gain (loss) on marketable securities                         5,877                 (1,591)
                                                                   --------------         --------------
Total Partners' Equity                                                 18,015,618             21,311,040
                                                                   --------------         --------------
     Total Liabilities and Partners' Equity                        $   19,415,336         $   22,989,174
                                                                   ==============         ==============

                        The accompanying notes are an integral part of these combined financial statements.


                        COMBINED STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 1998, 1997 and 1996

                                                             1998              1997              1996
                                                       ---------------    ------------       ------------
Revenue:
   Rental                                               $      85,552     $    120,829       $    242,199
   Investment                                                  91,226           81,379             41,442
   Accretion of Original Issue Discount (Note 5)              106,661           98,713             91,595
   Other                                                       19,047           54,937             30,802
                                                        -------------     ------------       ------------
     Total Revenue                                            302,486          355,858            406,038
                                                        -------------     ------------       ------------

Expenses:
   Asset management fees, related party (Note 7)              170,028          179,719            174,687
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $95,037, $92,130 and $99,377) (Note 7)                 194,458          217,169            248,974
   Rental operations, exclusive of depreciation                61,983           80,307            183,920
   Property management fees, related party (Note 7)             8,268            8,845              4,260
   Interest (Note 8)                                           20,532           34,791             69,628
   Bad debt expense                                            32,665                -             12,722
   Provision for valuation of Investments
    in Local Limited Partnerships                           1,554,780                -             41,381
   Provision for valuation of rental property                       -                -            600,000
   Depreciation                                                52,185           70,664             64,413
   Amortization                                                32,135           41,517             43,193
                                                        -------------     ------------       ------------
     Total Expenses                                         2,127,034          633,012          1,443,178
                                                        -------------     ------------       ------------

Loss before equity in losses of Local Limited
   Partnerships,  minority interest, loss on liquidation
   of interest in Local Limited Partnership
   and extraordinary item                                  (1,824,548)        (277,154)        (1,037,140)

Equity in losses of Local Limited
   Partnerships (Note 4)                                   (1,546,727)      (2,546,404)        (2,034,515)

Minority interest in (income) loss of
   Local Limited Partnerships                                    (685)             706                262

Loss on liquidation of interest
   in Local Limited Partnership (Note 11)                      (4,182)               -                  -
                                                        -------------     ------------       ------------

Net loss before extraordinary item                         (3,376,142)      (2,822,852)        (3,071,393)

Extraordinary gain on cancellation
   of indebtedness (Notes 8, 9 and 11)                         73,252                -            643,509
                                                        -------------     ------------       ------------

Net Loss                                                $  (3,302,890)    $ (2,822,852)      $ (2,427,884)
                                                        =============     ============       ============


                  The accompanying notes are an integral part of these combined financial statements.


                For the Years Ended March 31, 1998, 1997 and 1996

                                                             1998              1997             1996
                                                       ---------------    ------------       -----------


Net loss before extraordinary item
   allocated to the Limited Partners
   per Limited Partnership Unit:
     Class A Unit (34,643 Units)                        $      (93.16)    $    (78.15)       $    (84.60)
                                                        =============     ===========        ===========
     Class B Unit (3,290 Units)                         $      (34.65)    $    (26.26)       $    (33.07)
                                                        =============     ===========        ===========
Extraordinary  gain on  cancellation  of
   indebtedness  allocated to the Limited
   Partners per Limited Partnership Unit:
     Class A Unit (34,643 Units)                        $         1.96    $          -       $      17.21
                                                        ==============    ============       ============
     Class B Unit (3,290 Units)                         $         1.41    $          -       $      12.39
                                                        ==============    ============       ============
Net Loss per Limited Partnership Unit:
   Class A Unit (34,643 Units)                          $      (91.20)    $     (78.15)      $    (67.39)
                                                        =============     ============       ===========
   Class B Unit (3,290 Units)                           $      (33.24)    $     (26.26)      $    (20.68)
                                                        =============     ============       ===========


              The accompanying notes are an integral part of these combined financial statements.


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                For the Years Ended March 31, 1998, 1997 and 1996

                                                    Investor        Investor         Net
                                         Initial     Limited         Limited     Unrealized
                               General   Limited    Partners,       Partners,       Gains
                               Partners  Partner    Class A          Class B       (Losses)       Totals

Balance at March 31, 1995    $  (62,615) $ 5,000   $ 23,855,538   $ 2,765,444    $ (45,877)   $ 26,517,490

Net loss                        (25,195)       -     (2,334,650)      (68,039)           -      (2,427,884)

Net change in net unrealized
   losses on marketable
   securities available
   for sale                           -        -              -             -       47,912          47,912
                             ----------  -------   ------------   -----------    ---------    ------------

Balance at March 31, 1996       (87,810)   5,000     21,520,888     2,697,405        2,035      24,137,518

Net loss                        (29,216)       -     (2,707,239)      (86,397)           -      (2,822,852)

Net change in net unrealized
   gains on marketable
   securities available
   for sale                           -        -              -             -       (3,626)         (3,626)
                             ----------  -------   ------------   -----------    ---------    ------------

Balance at March 31, 1997     (117,026)    5,000     18,813,649     2,611,008       (1,591)     21,311,040

Net loss                       (34,096)        -     (3,159,426)     (109,368)           -      (3,302,890)
Net change in net unrealized
   losses on marketable
   securities available
   for sale                           -        -              -             -        7,468           7,468
                             ----------  -------   ------------   -----------    ---------    ------------

Balance at March 31, 1998    $(151,122)  $ 5,000   $ 15,654,223   $ 2,501,640    $   5,877    $ 18,015,618
                             =========   =======   ============   ===========    =========    ============


                    The accompanying notes are an integral part of these combined financial statements.


                        COMBINED STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 1998, 1997 and 1996

                                                             1998               1997            1996
                                                        -------------      ------------      -----------

Cash flows from operating activities:
Net Loss                                                $  (3,302,890)     $ (2,822,852)    $ (2,427,884)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Accretion of Original Issue Discount                    (106,661)          (98,713)         (91,595)
     Equity in losses of Local Limited Partnerships         1,546,727         2,546,404        2,034,515
     Bad debt expense                                          32,665                 -           12,722
     Extraordinary gain on cancellation of indebtedness       (73,252)                -         (643,509)
     Loss on transfer and liquidation of interest
           in Local Limited Partnerships                        4,182                 -                -
     Provision for valuation of Investments
       in Local Limited Partnerships                        1,554,780                 -           41,381
     Other                                                          -                 -          (39,896)
     Provision for valuation of rental property                     -                 -          600,000
     (Gain) loss on sales and maturities of
      marketable securities                                    (3,130)             (396)          18,861
     Minority interest in losses of
       Local Limited Partnerships                                 685              (706)            (262)
     Depreciation and amortization                             84,320           112,181          107,606
     Increase (decrease) in cash arising from
      changes in operating assets and liabilities:
       Accounts receivable                                      7,943            14,245          (39,569)
       Mortgagee escrow deposits                               13,345           (13,345)          (5,379)
       Tenant security deposits                                 3,639            (3,634)             (91)
       Other assets                                           (25,447)           (6,430)           2,874
       Accounts payable to affiliates                         163,051           195,920          204,058
       Accounts payable and accrued expenses                  326,667             7,794          (33,737)
       Accrued interest                                             -            (1,879)          80,645
       Security deposits payable                               (3,639)            1,614             (413)
                                                        -------------      ------------     ------------
Net cash provided by (used for) operating activities          222,985           (69,797)        (179,673)
                                                        -------------      ------------     ------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                  (59,640)                -         (195,000)
   Return of investment in Local Limited
     Partnership                                                    -            18,929                -
   Advances to affiliate                                      (24,173)                -                -
   Purchases of marketable securities                      (1,794,815)         (890,245)      (1,212,343)
   Proceeds from sales and maturities of
     marketable securities                                  1,402,469           683,419        1,681,418
   Payment of acquisition expenses                                  -           (15,990)          (1,805)
   Cash distributions received from Local
     Limited Partnerships                                      90,599           196,602           97,141
   Adjustment to cash upon liquidation
     of general partner interest in a
     Combined Entity                                           (2,115)                -                -
   Purchase of rental property                                      -          (260,604)        (219,340)
                                                        -------------      ------------     ------------
Net cash provided by (used for) investing activities         (387,675)         (267,889)         150,071
                                                        -------------      ------------     ------------


                     The accompanying notes are an integral part of these combined financial statements.


                For the Years Ended March 31, 1998, 1997 and 1996



                                                             1998               1997            1996
                                                        -------------      ------------     ------------
Cash flows from financing activities:
   Proceeds from mortgage notes payable                             -           233,487          160,500
   Payment of mortgage notes payable                                -            (3,473)         (15,242)
                                                        -------------      ------------     ------------
Net cash provided by financing activities                           -           230,014          145,258
                                                        -------------      ------------     ------------

Net increase (decrease) in cash and cash
   equivalents                                               (164,690)         (107,672)         115,656

Cash and cash equivalents, beginning of year                  381,519           489,191          373,535
                                                        -------------      ------------     ------------

Cash and cash equivalents, end of year                  $     216,829      $    381,519     $    489,191
                                                        =============      ============     ============


Supplemental disclosure of cash flow activity:
   Cash paid for interest                               $      22,275      $     36,670     $     10,510
                                                        =============      ============     ============


Non-cash disclosure:

See Note 11 for discussion on the change in control of certain Local Limited Partnerships.

See Note 9 for information regarding cancellation of indebtedness.

The accompanying notes are an integral part of these combined financial statements.

                                      F-25
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

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

Arch Street VI, Inc., a Massachusetts corporation ("Arch Street, Inc."), is the Managing General Partner of the Fund. Arch Street VI Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership, a Massachusetts limited partnership ("Boston Financial"). An affiliate of the General Partners ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances.
The fiscal year of the Fund ends on March 31.

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

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1998, the Managing General Partner has designated approximately $907,000 of cash, cash equivalents and marketable securities as such Reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Fund accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entity through the date of disposition, using the equity method of accounting, because the Fund does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnership, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnership beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment value has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment value has been reduced to zero are included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

In October of 1993, an affiliate of the Fund's Managing General Partners, BF Texas Limited Partnership, became an additional Local General Partner in three Local Limited Partnerships (the "Texas Partnerships"). As such, as of November 1, 1993, the Fund is deemed to have a controlling financial interest over the Texas Partnerships, as set forth in paragraph 22 of ARB 51. During the year ended March 31, 1996, control of two of these Texas Partnerships was transferred to unrelated parties, and as such, as of that date, these Local Limited Partnerships were accounted for on the equity method (see Note 11). During the year ended March 31, 1997, the Managing General Partner transferred all of the assets of these two Texas Partnerships subject to their liabilities to unaffiliated entities. As of March 31, 1998, the Managing General Partner transferred all of the assets of the remaining Combined Entity, Leatherwood, subject to its liabilities, to an unaffiliated entity.

Basis of Presentation and Combination (continued)

The General Partner has decided to report results of the Local Limited Partnerships on a 90-day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1997, 1996 and 1995. As used herein, the "Combined Entities" refers to the Texas Partnership, prior to the transfer of control and ownership referenced above.

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

Rental Property

Real estate and personal property of the Combined Entity prior to the date of disposition are recorded in accordance with SFAS 121. Valuation allowances are established when the carrying value of such assets exceeds their estimated recoverable amounts. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 7 to 40 years. Maintenance and repairs are charged to expense as incurred.

Rental Income

Rental income, principally from short-term leases on the Combined Entity's apartment units prior to date of disposition, was recognized as income under the accrual method of accounting as rents became due.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Fund will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but is not expected to have a significant effect on the Fund's financial position or results of operations.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Fund's assets and liabilities, except as discussed in Note 8, which qualify as financial instruments under SFAS No. 107, approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value
Debt securities issued by
   the US Treasury and
   other US Government agencies           $ 1,288,646        $   7,069      $   (1,190)      $ 1,294,525
 .
Mortgage backed securities                    107,116              267            (269)          107,114
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 1998                      $ 1,395,762        $   7,336      $   (1,459)      $ 1,401,639
                                          ===========        =========      ===========      ===========

                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value

Debt securities issued by
   the US Treasury and
   other US Government agencies           $   901,810        $   2,209      $   (1,839)      $   902,180

Mortgage backed securities                     72,696                -          (1,862)           70,834

Other debt securities                          25,780                2            (101)           25,681
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 1997                      $ 1,000,286        $   2,211      $   (3,802)      $   998,695
                                          ===========        =========      ===========      ===========


The contractual maturities at March 31, 1998 are as follows:

                                                                        Fair
                                               Cost                    Value

Due in less than one year                 $   620,557             $   623,796
Due in one year to five years                 668,089                 670,729
Mortgage backed securities                    107,116                 107,114
                                          -----------             -----------
                                           $ 1,395,762             $ 1,401,639
                                           ===========             ===========


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of securities were approximately $1,402,000, $683,000 and $1,681,000 in fiscal years 1998, 1997 and 1996, respectively. Gross gains of $3,540, $1,252 and $538 and gross losses of $410 , $856 and $19,399 were realized on these sales in fiscal years 1998, 1997 and 1996, respectively, and are included in investment income in the combined statements of operations.


4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in twenty-five Local Limited Partnerships, excluding the Combined Entities (see
Note 11) and Villas de Montellano, which were disposed of. Each of these Local Limited Partnerships own and operate multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest, except for Livingston Arms, Metropolitan and New Garden Place, in which an 82%, 98.75% and 97.9% interest has been acquired, respectively, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entities, for the years ended March 31:

                                                               1998                 1997                1996
                                                          --------------      ---------------     --------------
Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                            $  26,757,518      $    28,192,878      $  28,364,048

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $1,114,301 in 1997)                              (9,402,967)          (9,388,746)        (6,956,866)

Cash distributions received from Local Limited
   Partnerships                                                 (421,883)            (331,284)          (134,682)
                                                           -------------      ---------------      -------------

Investments in Local Limited Partnerships
   before adjustments                                         16,932,668           18,472,848         21,572,500

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                               1,122,226            1,168,545          1,156,686

   Accumulated amortization of acquisition
     fees and expenses                                          (157,480)            (129,976)           (98,093)
                                                           -------------      ---------------      -------------
                                                              17,897,414           19,511,417         22,331,093

Reserve for valuation                                         (1,554,780)                   -            (41,381)
                                                           -------------      ---------------      -------------
Investments in Local Limited Partnerships                  $  16,342,634      $    19,511,417      $  22,289,712
                                                           =============      ===============      =============

During the year ended March 31, 1994, the Managing General Partner exercised its rights under the Repurchase Agreement made with the Local General Partner of Villas de Montellano and requested the repayment of the capital contributions advanced by the Fund and of certain expenses associated with this Local Limited Partnership investment. In May and August of 1994, the Local General Partner and the Guarantor of the Local General Partner, respectively, filed for bankruptcy and it is unlikely that they will meet all of their obligations under the Repurchase Agreement. In addition, the Managing General Partner of the Fund elected to abandon its interest in the property through a quit claim deed to the Local General Partner which has been executed. As a result of these circumstances, during the year ended March 31, 1996, the Fund established a reserve for valuation of investments in Local Limited Partnerships equal to the investment in Villas de Montellano. At March 31, 1997, the Fund wrote off its investment in Villas de Montellano against the established reserve due to the remote possibility of recovery.

The Fund has provided a reserve for valuation for four of its investments in Local Limited Partnerships, Bancroft Court, Phoenix Housing, Primrose and Sycamore, because there is evidence of non-temporary declines in the recoverable amount of the investments.

As discussed in Notes 2 and 11, as of March 31, 1998, the Managing General Partner transferred all of the assets of three of the Texas Partnerships (Tamaric, Northwest and Leatherwood) subject to their liabilities to unaffiliated entities.

As discussed in Note 11, as of March 31, 1998 the Managing General Partner transferred all of the assets of Capitol Park subject to its liabilities to an affiliated entity.

Summarized financial information for each of the three years ended December 31, 1997, 1996 and 1995 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Fund has invested (excluding the Combined Entities) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                1997                1996             1995
                                                            ------------        ------------     --------
Assets:
   Investment property, net                                 $ 71,413,801        $ 74,654,414     $ 79,965,584
   Current assets                                              1,948,305           1,297,435        1,229,803
   Other assets                                                4,084,126           5,621,032        5,791,489
                                                            ------------        ------------     ------------
     Total Assets                                           $ 77,446,232        $ 81,572,881     $ 86,986,876
                                                            ============        ============     ============

Liabilities and Partners' Equity:
   Current liabilities (includes current portion
     of long-term debt)                                     $  2,670,740        $  4,132,210     $  4,198,027
   Long-term debt                                             53,816,347          56,134,225       57,556,933
   Other debt                                                  2,402,905           2,245,256        2,013,530
                                                            ------------        ------------     ------------
     Total Liabilities                                        58,889,992          62,511,691       63,768,490

Fund's Equity                                                 16,763,725          17,448,026       21,272,482
Other Partners' Equity                                         1,792,515           1,613,164        1,945,904
                                                            ------------        ------------     ------------
     Total Liabilities and Partners' Equity                 $ 77,446,232        $ 81,572,881     $ 86,986,876
                                                            ============        ============     ============


Summarized Income Statements -
for the years ended December 31,

Rental and other income                                     $ 10,191,319        $ 10,410,334     $ 10,372,306
                                                            ------------        ------------     ------------

Expenses:
   Operating                                                   5,370,009           7,389,352        5,586,071
   Interest                                                    3,558,581           3,775,340        3,862,343
   Depreciation and amortization                               2,837,510           2,952,750        2,996,711
                                                            ------------        ------------     ------------
     Total Expenses                                           11,766,100          14,117,442       12,445,125
                                                            ------------        ------------     ------------

     Net Loss                                               $ (1,574,781)       $ (3,707,108)    $ (2,072,819)
                                                            ============        ============     ============

Fund's share of net loss                                    $ (1,546,727)       $ (3,660,705)    $ (2,034,515)
                                                            ============        ============     ============
Other Partners' share of net loss                           $    (28,054)       $    (46,403)    $    (38,304)
                                                            ============        ============     ============

For the year ended March 31, 1997, the Fund has not recognized $1,114,301, of equity in losses relating to a Local Limited Partnership in which cumulative equity in losses have exceeded its total investment.

The Fund's equity as reflected by the Local Limited Partnerships of $16,763,725 differs from the Fund's investments in Local Limited Partnerships before adjustment of $16,932,668 primarily because of differences in the accounting treatment of miscellaneous items.

5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 1998 and 1997 is composed of the following:

                                                   1998             1997
                                                 -----------       -----------

   Aggregate cost of Treasury STRIPS             $   918,397       $   918,397
   Accumulated accretion of
     Original Issue Discount                         513,978           407,317
                                                 -----------       -----------
                                                 $ 1,432,375        $1,325,714
                                                 ===========        ==========

The fair value of these securities at March 31, 1998 is $1,756,447. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


6.   Rental Property

Real estate and personal property belonging to the Texas Partnership at December 31, 1996 is as follows:

                                                                1996

   Land                                                      $    20,000
   Building and improvements                                   1,361,444
   Equipment                                                     165,316
                                                             -----------
                                                               1,546,760
   Less:  Accumulated depreciation                              (219,363)
          Reserve for impairment                                (600,000)
   Total                                                     $   727,397
                                                             ===========

7.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7.0% of Adjusted Gross Proceeds. Acquisition expenses did not exceed 1.5% of Adjusted Gross Proceeds. Acquisition fees totaling $2,590,827 (prior to the write off of Villas de Montellano, the Texas Partnerships and Capitol Park) have been paid to an affiliate of the Managing General Partner for the closing of the Fund's Local Limited Partnership Investments; $2,138,541 of these fees are classified as capital contributions to Local Limited Partnerships in Note 4 of the Financial Statements. Acquisition expenses totaling $825,516 were incurred and have been reimbursed to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner currently receives the base amount of $6,468 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee for administering the affairs of the Fund. Included in the combined statements of operations for the years ended March 31, 1998, 1997 and 1996 is $170,028, $179,719 and $174,687, respectively, of fees earned by the affiliate. At March 31, 1998 and 1997, the affiliate is due $1,028,863 and $858,835, respectively, for these fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $95,037, $92,130 and $99,377, respectively, that has been paid or is payable by the Fund as reimbursements for salaries and benefits expenses. At March 31, 1998 and 1997, $13,527 and $21,667, respectively, is payable to an affiliate of the Managing General Partner.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Pilot House and Preston Place, properties in which the Fund has invested. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $78,722, $56,739 and $58,363 of fees earned by BFPM for the years ended December 31, 1997, 1996 and 1995, respectively.

Lansing  Management  Company  ("LMC"),  an  affiliate  of the  Managing  General
Partner, currently manages Linden Square, a property in which the Fund has invested. Included in operating expenses in the summarized income statements in
Note 4 to the Financial Statements is $33,120, $33,120 and $32,442 of fees earned by LMC for the years ended December 31, 1997, 1996 and 1995, respectively.

LMC is also the management agent for the Texas Partnerships. Included in the combined statements of operations is $8,268, $8,845 and $4,260 of fees earned by BFPM for the years ended December 31, 1997, 1996 and 1995, respectively. During 1995, a provision in the Combined Entities workout agreement came into effect which prohibited this fee from being charged. This provision ended during 1996, and fees were again charged. Included in accounts payable to affiliates at March 31, 1997 is $1,239 of property management fees due to an affiliate of the Managing General Partner.

8.   Mortgage Notes Payable

During 1995, Village Oaks transferred its obligation to Rural Economic and Community Development, now Rural Development ("RD"), formerly the Farmers Home Administration of the U.S. Department of Agriculture, in the amount of $794,855 to Texas Properties Limited Partnership VI, also known as Leatherwood Terrace ("Leatherwood"), a partnership which is affiliated with the Fund's Managing General Partner. In conjunction with this transfer, Leatherwood and RD entered into a new loan agreement for $350,000 which resulted in a gain on cancellation of indebtedness of $444,855 during the year ended March 31, 1996.

In addition, a rehabilitation loan in the amount of $393,987 was approved by RD to complete various rehabilitations and renovations of Leatherwood. At December 31, 1996, the rehabilitations and renovations were complete, therefore the loan was converted to a note payable to RD.

The mortgage notes payable to RD required monthly principal and interest payments of $2,153 and mature in 2030. Leatherwood and RD entered into an Interest Credit and Rental Assistance Agreement which provides for an effective interest rate of 1 percent, plus all rental income over basic rents as determined by RD. During the years ended December 31, 1996 and 1995, $3,473 and $520, respectively, ofprincipal payments had been paid on the mortgage notes. The notes were collateralized by all property of Leatherwood.

On September 23, 1997, the Managing General Partner transferred all of the assets of Leatherwood subject to their liabilities to an unaffiliated entity. This resulted in a gain on cancellation of indebtedness of $73,252.

9.   Former general partner loan

A general partner loan in the amount of $198,654 represented a loan made to Village Oaks by the original Local General Partner to pay rehabilitation costs. The loan was uncollateralized, non-interest bearing and had no maturity date. Upon transfer of the Village Oaks interest to Leatherwood during fiscal 1996, this debt was forgiven by the Local General Partner and included in gain on cancellation of indebtedness in the Combined Financial Statements.

10.  Commitments

At March 31, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investment in a Local Limited Partnership. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreement and total $340,000.

11.  Transfer and Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of two of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The two Texas Partnerships (Tamaric and Northwest) were transferred to new owners effective May 31, 1996.

On September 23, 1997, the Managing General Partner transferred all of the assets of the remaining Texas Partnership, Leatherwood, subject to its liabilities, to an unaffiliated entity. For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $4,182 and extraordinary gain on cancellation of indebtedness of $73,252 were recognized in the year ended March 31, 1998 as a result of this transfer. For tax purposes, this event results in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership results in a nominal recapture of tax credits, since Leatherwood represents only 0.6% of the Partnership's tax credits.

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of Phoenix Housing, Primrose and Sycamore to the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Fund's remaining interest to the local general partner any time after one year has elapsed. For financial reporting purposes, the Fund has decided to reserve the remaining carrying value of this investment, because it is unknown as to whether the Fund will be able to recover its invested balances. The Fund will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

As previously reported, the Local General Partner of Capitol Park in Oklahoma City, Oklahoma filed a Chapter 7 liquidation plan for the property during the second quarter of 1997. The Chapter 7 filing was dismissed by the Bankruptcy Court after its review. Therefore, the Fund recognized tax credit recapture, plus interest, and the allocation of taxable income to the Fund, which was reflected on the 1997 tax return. The Fund's carrying value of this investment for financial reporting purposes was zero; therefore, the transfer had no impact on the Fund operating results.

12.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the years ended March 31, 1998, 1997 and 1996 to the loss reported for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                              1998                  1997                1996
                                                           -------------        --------------      ------------

Net Loss per Combined Statement of Operations               $ (3,302,890)         $ (2,822,852)     $ (2,427,884)

   Adjustment to reflect March 31 fiscal year end
     to December 31 tax year end                                  49,839               (26,333)          (80,602)

   Adjustment for equity in losses of Local Limited
     Partnerships for tax purposes under (over)
     equity in losses for financial
     reporting purposes                                       (1,386,665)            1,347,065          (287,257)

   Equity in loss of Local Limited Partnership
     not recognized for financial reporting purposes                   -            (1,114,301)                -

   Provision for valuation of Investments in
     Local Limited Partnerships not deductible
     for tax purposes                                          1,554,780                     -            41,381

   Loss on write-off of Villas de Montellano recorded
     as a loss for tax purposes and a reversal of the
     provision for valuation of Investments in Local
     Limited Partnership for financial reporting purposes              -                     -          (538,686)

   Expenses deductible for financial reporting (tax)
     purposes not deductible for
     (financial reporting) tax purposes                          (53,513)              (13,456)           13,456

   Related party expenses not paid at December 31,
     not deductible for tax purposes                             170,651               177,436           179,076

   Adjustment for amortization for financial reporting
     purposes over amortization for tax purposes                 (10,314)              (10,204)           (8,869)
                                                             ------------         ------------      ------------

Net Loss for federal income tax purposes                     $(2,978,112)         $ (2,462,645)     $ (3,109,385)
                                                             ============         ============      ============


The differences of the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

                                                             Financial            Tax
                                                              Reporting         Reporting
                                                              Purposes          Purposes             Differences

Investments in Local Limited Partnerships                  $  16,342,634     $  15,235,124        $      1,107,510
                                                           =============     =============        ================
Other assets                                               $   3,072,702     $   8,290,905        $     (5,218,203)
                                                           =============     =============        ================
Liabilities                                                $   1,399,718     $      30,990        $      1,368,728
                                                           =============     =============        ================

The differences in the assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: i) the cumulative equity in loss from Local Limited Partnerships for tax reporting purposes is approximately $2,602,000 greater than for financial reporting purposes. ii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes; and iii) related party expenses which are deductible for financial reporting purposes of approximately $1,029,000 but which are not deductible for tax reporting purposes.

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

13.  Supplemental Combining Schedules

                                                           Balance Sheets

                                        Boston Financial         Combined
                                           Tax Credit             Entity                              Combined
                                           Fund Plus (A)                (B)      Eliminations             (A)
Assets
Cash and cash equivalents                $      216,829       $           -     $           -      $     216,829
Marketable securities, at fair value          1,401,639                   -                 -          1,401,639
Other investments                             1,432,375                   -                 -          1,432,375
Investments in Local Limited
   Partnerships                              16,342,634                   -                 -         16,342,634
Other assets                                     21,859                   -                 -             21,859
                                          -------------       -------------     -------------      -------------
     Total Assets                         $  19,415,336       $           -     $           -      $  19,415,336
                                          =============       =============     =============      =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates           $    1,042,390        $          -     $           -      $   1,042,390
Accounts payable and accrued
   expenses                                     357,328                   -                 -            357,328
                                         --------------        ------------     -------------      -------------
     Total Liabilities                        1,399,718                   -                 -          1,399,718
                                          -------------        ------------     -------------      -------------

General, Initial and Investor
   Limited Partners' Equity                  18,009,741                   -                 -         18,009,741
Net unrealized gain on
   marketable securities                          5,877                   -                 -              5,877
                                          -------------        ------------     -------------      -------------
Total Partners' Equity                       18,015,618                   -                 -         18,015,618
                                          -------------        ------------     -------------      -------------
   Total Liabilities and
   Partners' Equity                       $  19,415,336        $          -     $           -      $  19,415,336
                                          =============        ============     =============      =============

(A) As of March 31, 1998. (B) As of December 31, 1997 - See Note 2.

                            Statements of Operations

                                         Boston Financial        Combined
                                           Tax Credit             Entity                              Combined
                                          Fund Plus (A)             (B)         Eliminations             (A)
Revenue:
   Rental                                  $          -      $      85,552      $           -      $      85,552
   Investment                                    91,226                  -                  -             91,226
   Accretion of Original Issue Discount         106,661                  -                  -            106,661
   Other                                         11,195              7,852                  -             19,047
                                           ------------      -------------      -------------      -------------
     Total Revenue                              209,082             93,404                  -            302,486
                                           ------------      -------------      -------------      -------------

Expenses:
   Asset management fees, related party         170,028                  -                  -            170,028
   General and administrative                   194,458                  -                  -            194,458
   Rental operations, exclusive of
     depreciation                                     -             61,983                  -             61,983
   Property management fees, related party            -              8,268                  -              8,268
   Interest                                           -             20,532                  -             20,532
   Bad debt expense                              32,665                  -                  -             32,665
   Provision for valuation of Investments
     in Local Limited Partnerships            1,554,780                  -                  -          1,554,780
   Depreciation                                       -             52,185                  -             52,185
   Amortization                                  32,135                  -                  -             32,135
                                           ------------      -------------      -------------      -------------
     Total Expenses                           1,984,066            142,968                  -          2,127,034
                                           ------------      -------------      -------------      -------------

Loss before equity in losses of
   Local Limited Partnerships, minority
    interest, loss on liquidation
   of interest in Local Limited Partnership
    and extraordinary item                   (1,774,984)           (49,564)                 -         (1,824,548)

Equity in losses of Local Limited
   Partnerships                              (1,523,724)                 -            (23,003)        (1,546,727)

Minority interest in income of
   Local Limited Partnership                          -                  -               (685)              (685)

Loss on liquidation of interest in
   Local Limited Partnership                     (4,182)                 -                  -             (4,182)
                                           ------------      -------------      -------------      -------------

Net Loss before extraordinary item           (3,302,890)           (49,564)           (23,688)        (3,376,142)

Extraordinary gain on cancellation
   of indebtedness                                    -             73,252                  -             73,252
                                           ------------      -------------      -------------      -------------

Net Loss                                   $ (3,302,890)     $      23,688      $     (23,688)     $  (3,302,890)
                                           ============      =============      =============      =============


(A) For the year ended March 31, 1998.  (B) For the year ended December 31, 1997
- See Note 2.


                            Statements of Cash Flows

                                        Boston Financial         Combined
                                           Tax Credit                             Entity              Combined
                                          Fund Plus (A)             (B)        Eliminations              (A)

Cash flows from operating activities:
   Net Income (Loss)                      $   (3,302,890)      $     23,688   $      (23,688)     $     (3,302,890)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Accretion of Original
       Issue Discount                           (106,661)                 -                -              (106,661)
      Equity in losses of Local Limited
       Partnerships                            1,523,724                  -           23,003             1,546,727
      Bad debt expense                            32,665                  -                -                32,665
      Extraordinary gain on cancellation
        of indebtedness                                -            (73,252)               -               (73,252)
      Loss on liquidation of interest in
        Local Limited Partnerships                 4,182                  -                -                 4,182
      Provision for valuation of Investments
        in Local Limited Partnership           1,554,780                  -                -             1,554,780
      Gain on sales and maturities of
       marketable securities                      (3,130)                 -                -                (3,130)
      Minority interest in loss of
       Local Limited Partnership                       -                  -              685                   685
      Depreciation and amortization               32,135             52,185                -                84,320
      Increase (decrease) in cash
       arising from changes in operating
       assets and liabilities:
        Accounts receivable                            -              7,943                -                 7,943
        Mortgagee escrow deposits                      -             13,345                -                13,345
        Tenant security deposits                       -              3,639                -                 3,639
        Other assets                              (3,510)           (21,937)               -               (25,447)
        Accounts payable to affiliates           161,888              1,163                -               163,051
        Accounts payable and accrued
           expenses                              328,019             (1,352)               -               326,667
        Security deposits payable                      -             (3,639)               -                (3,639)
                                          --------------       ------------   --------------      ----------------
Net cash provided by operating
    activities                                   221,202              1,783                -               222,985
                                          --------------       ------------   --------------      ----------------

Cash flows from investing activities:
   Investment in Local Limited Partnership       (59,640)                 -                -               (59,640)
   Advances to affiliate                         (24,173)                 -                -               (24,173)
   Purchases of marketable securities         (1,794,815)                 -                -            (1,794,815)
   Proceeds from sales and maturities
     of marketable securities                  1,402,469                  -                -             1,402,469
   Cash distributions received from
     Local Limited Partnerships                   90,599                  -                -                90,599
   Adjustment to cash upon liquidation of
     general partner interest in a Combined
     Entity                                           -              (2,115)               -                (2,115)
                                          -------------        ------------   --------------      ----------------
Net cash used for investing activities          (385,560)            (2,115)               -              (387,675)
                                          --------------       ------------   --------------      ----------------


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

13.  Supplemental Combining Schedules (continued)

                                                     Statements of Cash Flows (continued)

                                         Boston Financial        Combined
                                            Tax Credit            Entity                              Combined
                                          Fund Plus (A)             (B)       Eliminations              (A)

Net decrease in cash and
   cash equivalents                             (164,358)              (332)               -              (164,690)

Cash and cash equivalents, beginning             381,187                332                -               381,519
                                          --------------       ------------   --------------      ----------------

Cash and cash equivalents, ending         $      216,829       $          -   $            -      $        216,829
                                          ==============       ============   ==============      ================

(A) For the year ended March 31, 1998.
(B) For the year ended December 31, 1997 - See Note 2.

Boston Financial Tax Credit Fund Plus, A Limited
Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships
Which Registrant has Invested at March 31, 1998

                                                         COST OF INTEREST AT ACQU'N DATE
                                                         ------------------------------------
                                                                                             NET IMPROVEMENTS
                                 NUMBER       TOTAL                          BUILDINGS /        CAPITALIZED
                                   OF        ENCUM-                          IMPROVEMENTS      SUBSEQUENT TO
DESCRIPTION                      UNITS     BRANCES***          LAND          & EQUIPMENT        ACQUISITION
Low and Moderate
   Income Apartment Complexes

Village Oaks/Leatherwood  (4)
  Yoakum, TX
Tamaric Apartments (3)
  Cedar Park, TX
Northwest Apartments (3)
  Georgetown, TX
Pilot House                          132     $ 3,294,678       $  382,800       $  5,680,595       $    25,416
  Newport News, VA
Jardines                              60       2,621,337           90,000          3,204,272            43,308
  Juncos,Puerto Rico
Livingston Arms                       25         526,806           50,820          1,827,287          (23,683)
  Poughkeepsie, NY
Broadway Towers                       92       5,986,333          352,627          6,929,593           211,860
  Revere, MA
Phoenix Housing                       40       1,935,000           46,000          2,563,267             4,755
  Moorhead, MN
Cottages of Aspen                    114       4,755,000          413,024          4,375,829         1,286,174
  Oakdale, MN
45th & Vincennes                      19         669,209            5,173          1,320,445            27,647
  Chicago, IL
Long Creek Court                      14         554,529           20,000            686,849             8,779
  Kittrell, NC
Atkins Glen                           24         956,977           18,000          1,032,162           131,176
  Stoneville, NC
Tree Trail                           108       2,679,116          160,000          5,076,748         (190,502)
  Gainesville, FL
Meadow Wood                           88       2,666,882          240,300          4,175,452         (139,294)
  Smyrna,TN
Primrose                              48       1,097,042          234,269          1,704,025          (47,389)
  Grand Forks, ND
Sycamore                              48       1,268,927          143,966          1,677,505           186,911
  Sioux Falls, SD
Preston Place                        120       3,217,300        1,147,522          4,402,487           320,321
  Winchester, VA
Kings Grant Court                     36         905,964           43,000          1,664,102            10,726
  Statesville, NC
Chestnut Plains                       24         604,861           29,750            935,968             5,065
  Winston-Salem, NC
Capitol Park (5)
  Oklahoma City, OK
Bancroft Street                       97       1,335,373           51,289          2,366,139            31,417
  Toledo, OH
Hudson Square                         82         879,276           16,500          1,325,732             6,734
  Baton Rouge, LA
Walker Woods II                       19         827,775          120,263          1,292,998          (10,562)
  Dover, DE
Vista Villa                          100       4,469,939               10          3,475,268         2,944,659
  Saginaw County, MI
Metropolitan Apartments               69       2,105,452           40,000          2,569,593         1,946,582
  Chicago, IL
Carolina Woods II                     40         910,594          100,189            694,813         1,011,026
  Greensboro, NC
Linden Square                        120       5,284,991          285,000            767,091         5,846,800
  Genesee County, MI
New Garden Place                      76       2,280,549           95,000          3,396,078                 0
  Gilmer, NC
Findley Place Apts                    89       2,805,000           64,787          3,465,022           111,827
  Minneapolis, MN

                                -------------------------------------------------------------------------------
                                ===============================================================================
TOTAL                              1,684     $54,638,910       $4,150,289       $ 66,609,320       $13,749,753

                                ===============================================================================

(1) The aggregate cost for Federal Income Tax purposes is approximately $85,246,000.

(2) The Managing General Partner of the Fund elected to abandon its interest in Villas de Montellano, in Morovis, Puerto Rico, as of May 1, 1995.

(3) The Managing General Partner of the Fund transferred its interest in Tamaric Apartments in Cedar Park, TX and Northwest Apartments in Georgetown, TX as of May 31, 1996.

(4) The Managing General Partner of the Fund transferred its interest in Leatherwood in Toakum, TX as of September 23, 1997.

(5) The Managing General Partner of the Fund transferred its interest in Capitol Park in Oklahoma City, OK as of November 10, 1997.


                            *** Mortgage  notes  payable   generally   represent
                                non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 5% to 11%. The Fund has not guaranteed any of these mortgage notes payable.




Boston Financial Tax Credit Fund Plus, A Limited Partnership Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships Which Registrant has Invested at March 31, 1998

                               GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1997                    LIFE ON
                           ------------------------------------------------------------
                                                                                                      WHICH
                                             BUILDINGS                                             DEPRECIATION
                               LAND AND         AND                      ACCUMULATED      DATE     IS COMPUTED      DATE
DESCRIPTION                  IMPROVEMENTS   IMPROVEMENTS     TOTAL      DEPRECIATION     BUILT       (YEARS)      ACQUIRED
-----------                  ------------   ------------     -----      ------------     -----       -------      --------
Low and Moderate
   Income Apartment Complexes

Village Oaks/Leatherwood  (4)
  Yoakum, TX
Tamaric Apartments (3)
  Cedar Park, TX
Northwest Apartments (3)
  Georgetown, TX
Pilot House                      $  382,800   $5,706,011    $6,088,811      $  919,166  12/31/92    8, 20, 40     02/25/92
  Newport News, VA
Jardines                             90,000    3,247,580     3,337,580         589,605  02/28/92      5, 35       04/14/92
  Juncos,Puerto Rico
Livingston Arms                      50,820    1,803,604     1,854,424         368,033  05/01/92    5-7, 27.5     05/01/92
  Poughkeepsie, NY
Broadway Towers                     352,627    7,141,453     7,494,080       1,258,740  09/30/91     5-10, 40     06/02/92
  Revere, MA
Phoenix Housing                      46,000    2,568,022     2,614,022         369,295  09/30/92      10, 40      07/06/92
  Moorhead, MN
Cottages of Aspen                   273,023    5,802,004     6,075,027         994,038  11/30/92    7, 15-27.5    07/02/92
  Oakdale, MN
45th & Vincennes                      5,173    1,348,092     1,353,265         275,983  01/04/93   Useful Lives   06/26/92
  Chicago, IL
Long Creek Court                     27,551      688,077       715,628          93,626  01/01/92   Useful Lives   07/01/92
  Kittrell, NC
Atkins Glen                          14,000    1,167,338     1,181,338         143,457  01/15/93   Useful Lives   07/01/92
  Stoneville, NC
Tree Trail                          160,000    4,886,246     5,046,246         997,810  12/18/92      10, 30      10/30/92
  Gainesville, FL
Meadow Wood                         240,300    4,036,158     4,276,458         880,982  07/20/92      10, 30      10/30/92
  Smyrna,TN
Primrose                            181,829    1,709,076     1,890,905         217,279  12/28/92      7, 40       12/09/92
  Grand Forks, ND
Sycamore                            143,966    1,864,416     2,008,382         257,768  02/28/93      7, 40       12/17/92
  Sioux Falls, SD
Preston Place                     1,174,617    4,695,713     5,870,330         815,420  10/01/93    8, 20, 40     12/21/92
  Winchester, VA
Kings Grant Court                    43,000    1,674,828     1,717,828         388,083  07/30/92    15 - 27.5     12/23/92
  Statesville, NC
Chestnut Plains                      29,750      941,033       970,783         203,589  09/30/90    5, 10, 40     12/24/92
  Winston-Salem, NC
Capitol Park (5)
  Oklahoma City, OK
Bancroft Street                      51,289    2,397,556     2,448,845         434,144  12/18/92   Useful Lives   12/31/92
  Toledo, OH
Hudson Square                        16,500    1,332,466     1,348,966         275,105  11/30/92    4-10, 27.5    03/08/93
  Baton Rouge, LA
Walker Woods II                     233,263    1,169,436     1,402,699         246,468  10/29/93   7, 16, 27.5    06/11/93
  Dover, DE
Vista Villa                         773,930    5,646,007     6,419,937         958,984  10/20/94  5-7, 15, 27.5   08/04/93
  Saginaw County, MI
Metropolitan Apartments              40,000    4,516,175     4,556,175         717,268  08/30/94   Useful Lives   08/19/93
  Chicago, IL
Carolina Woods II                   100,189    1,705,839     1,806,028         145,347  08/19/94   Useful Lives   10/11/93
  Greensboro, NC
Linden Square                       313,500    6,585,391     6,898,891         560,999  12/31/94   Useful Lives   10/29/93
  Genesee County, MI
New Garden Place                    186,314    3,304,764     3,491,078         506,188  08/15/94   7, 15, 27.5    06/24/94
  Gilmer, NC
Findley Place Apts                  120,737    3,520,899     3,641,636         478,184  11/28/94  5-7, 15, 27.5   07/15/94
  Minneapolis, MN

                           ------------------------------------------------------------
                           ============================================================
TOTAL                            $5,051,178   $79,458,184   $84,509,362     $13,095,561
                           ============================================================




Summary of property owned and accumulated depreciation:

Property Owned December 31, 1997
--------------------------------------------------------------------------------
Balance at beginning of period                                      $85,046,368
  Additions during period:

      Other acquisitions                                       37,008
      Improvements etc.                                       162,930
                                                         -------------
                                                                        199,938

   Deductions during period:
      Write off of Properties transferred (4)             (1,546,760)
      Write off of Properties transferred (5)               (736,944)
      Eliminations Texas Partnerships 1996                  1,546,760
                                                         -------------
                                                                       (736,944)

                                                                  =============
Balance at close of period                                          $84,509,362
                                                                  =============


Property Owned December 31, 1996
--------------------------------------------------------------------------------
Balance at beginning of period                                      $88,196,508
   Additions during period:

      Other acquisitions                                        6,240
      Improvements etc.                                       469,103
                                                         -------------
                                                                        475,343

   Deductions during period:
      Disposals                                              (24,964)
      Impairment of assets (5)                            (2,455,826)
      Write off of Properties transferred (3)               (884,089)
      Eliminations Texas Partnerships 1996                (1,546,760)
      Eliminations Texas Partnerships 1995                  1,286,156
                                                         -------------
                                                                     (3,625,483)

                                                                  =============
Balance at close of period                                          $85,046,368
                                                                  =============


Property Owned December 31, 1995
--------------------------------------------------------------------------------
Balance at beginning of period                                      $87,000,025
   Additions during period:

      Other acquisitions                                      203,563
      Improvements etc.                                       328,167
                                                         -------------
                                                                        531,730
   Deductions during period:
      Disposal of Villas de Montellano (2)                (3,630,214)
      Eliminations Texas Partnerships 1995                (1,286,156)
      Eliminations Texas Partnerships 1994                  5,581,123
                                                         -------------
                                                                        664,753

                                                                  =============
Balance at close of period                                          $88,196,508
                                                                  =============

Accumulated Depreciation December 31, 1996
-------------------------------------------------------------------
Balance at beginning of period                         $10,391,954
   Additions during period:
     Depreciation                                        2,772,759
Write off of Properties transferred (4)                  (819,363)
Write off of Properties transferred (5)                   (69,152)
Eliminations Texas Partnerships 1996                       819,363
                                                       ------------
Balance at close of period                             $13,095,561
                                                       ============









Accumulated Depreciation December 31, 1996
-------------------------------------------------------------------
Balance at beginning of period                         $ 8,230,924
 Additions during period:
     Depreciation                                        2,916,742
Impairment of assets                                     (596,212)
Write off of Properties transferred (3)                   (88,836)
Eliminations Texas Partnerships 1996                     (819,363)
Eliminations Texas Partnerships 1995                       748,699
                                                       -----------
Balance at close of period                             $10,391,954
                                                       ===========










Accumulated Depreciation December 31, 1995
-------------------------------------------------------------------
Balance at beginning of period                          $5,288,351
 Additions during period:
     Depreciation                                        2,917,191
Impairment of assets                                       600,000
Eliminations Texas Partnerships 1995                     (748,699)
Eliminations Texas Partnerships 1994                       174,081
                                                        -----------
Balance at close of period                              $8,230,924
                                                        ===========






       BOSTON FINANCIAL TAX CREDITS PLUS
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1998
            Reports of Independent Auditors

[Letterhead]

[LOGO]
HALBERT, KATZ & CO., P.C.
Philadelphia, Pennsylvania



INDEPENDENT AUDITORS' REPORT

To the Partners
Carolina Woods Associates II, Limited Partnership
Wilmington, Delaware


We have audited the accompanying balance sheets of Carolina Woods Associates II, Limited Partnership as of December 31, 1997 and December 31, 1996, and the related statements of income (loss), partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Carolina Woods Associates II, Limited Partnership as of December 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Halbert, Katz & Co., P.C.


January 30, 1998

[Letterhead]

[LOGO]
HALBERT, KATZ & CO., P.C.
Philadelphia, Pennsylvania

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


January 30, 1997

Letterhead]

[LOGO]
PATTERSON & KELLY
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Walker Woods Partners, II, L.P.
Dover, Delaware 19901

Independent Auditors Report


We have audited the accompanying balance sheets of Walker Woods Partners, II, L.P. as of December 31, 1997 and 1996, and the statements of income, cash flows and owners' equity for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Woods Partners, II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.


/s/ Patterson & Kelly, P.A.
PATTERSON & KELLY, P.A.

Dover, Delaware
February 25, 1998

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

 [Letterhead]

[LOGO]
Jorge del Manzano Venegas, C.P.A.



INDEPENDENT AUDITOR'S REPORT

To the Partners of,
Jardines Limited Dividend Partnership, S.E., L.P.
Juncos, Puerto Rico

I have audited the accompanying balance sheets of Jardines Limited Dividend Partnership, S.E., L.P., a Delaware limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Partnership and of its management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jardines Limited Dividend Partnership, S.E., L.P. as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

San Juan, Puerto Rico
February 02, 1998

/s/ Jorge del Manzano Venegas
Stamp no. 1443881 of the
Puerto Rico Society of CPA's
was affixed to the original

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

/s/ Jorge del Manzano Venegas
Stamp no. 1366201 of the
Puerto Rico Society of CPA's
was affixed to the original

[Letterhead]

[LOGO]
O. DOUGLAS COVINGTON, C.P.A., P.A.


To The Partners
New Garden Associates
A Limited Partnership
Greensboro, North Carolina


I have audited the accompanying balance sheets of New Garden Associates, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Garden Associates, A Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/O. DOUGLAS COVINGTON
O. DOUGLAS COVINGTON, CPA
Greensboro, North Carolina
February 10, 1998

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

 [Letterhead]

[LOGO]
Coopers & Lybrand

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Broadway Tower Limited Partnership


We have audited the accompanying balance sheet of Broadway Tower Limited Partnership as of December 31, 1997, and the related statements of operations, partner's equity (deficiency), and cash flow for the year then ended. These financial statements are the responsibility of the management of Broadway Tower Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Tower Limited Partnership as of December 31, 1997, and the results of its operations, and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P.
Boston, Massachusetts
January 30, 1998

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

[LOGO]
ZINNER & CO.
Cleveland, Ohio

INDEPENDENT AUDITORS' REPORT


To the Partners
Bancroft Street Limited Partnership


We have audited the accompanying balance sheets of Bancroft Street Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancroft Street Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Zinner & Co.

January 27, 1998

 [Letterhead]

[LOGO]
ZINNER & CO.
Cleveland, Ohio
INDEPENDENT AUDITORS' REPORT


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

 [Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT

To the Partners
45TH & VINCENNES LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of 45TH & VINCENNES LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 45TH & VINCENNES LIMITED
PARTNERSHIP at December 31, 1997, and its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692


January 29, 1998

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


February 4, 1996

[Letterhead]
[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


The Partners
Duluth Limited Partnership II
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Duluth Limited Partnership II as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring vacancies and cash deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements to not included any adjustments that might result from the outcome of this uncertainty.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

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

 [Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


The Partners
Dakota Square Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Dakota Square Manor Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Square Manor Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

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

 [Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT


The Partners
Phoenix Housing Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Phoenix Housing Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Housing Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

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

 [Letterhead]

[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
METROPOLITAN APARTMENTS LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1997, and the related statements of profit and loss (HUD 92410), changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP at December 31, 1997, and its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership is several months delinquent on its first mortgage which raised substantial doubt about its ability to continue as a going concern. the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Haran & Associates LTD
Wilmette, Illinois
January 23, 1998

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

[Letterhead]

[LOGO]
MILLER WELLE HEISER

INDEPENDENT AUDITOR'S REPORT


To the Partners
Cottage Homesteads of Aspen Limited Partnership
St. Paul, Minnesota

We have audited the balance sheets of COTTAGE HOMESTEADS OF ASPEN LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COTTAGE HOMESTEADS OF ASPEN LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Miller, Welle, Heiser & Co, Ltd.
MILLER, WELLE, HEISER & CO., LTD.
Certified Public Accountants

St. Cloud, Minnesota
January 28, 1998

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

St. Cloud, Minnesota
January 25, 1997

[Letterhead]

[LOGO]
DIXON ODOM, P.L.L.C.
Highpoint, N.C.

To the Partners
Atkins Glen Limited Partnership
Raleigh, North Carolina

We have compiled the accompanying balance sheets of Atkins Glen Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying 1997 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/s/ Dixon Odom, P.L.L.C.
January 30,  1998

[Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P.
Highpoint, NC


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

[LOGO]
DIXON ODOM, P.L.L.C.
Highpoint, NC

INDEPENDENT AUDITORS' REPORT

To the Partners
Kings Grant Court Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Kings Grant Court Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kings Grant Court Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended on the basis of accounting described in Note A.


/s/ Dixon Odom, P.L.L.C.
January 23, 1998

[Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P.
Highpoint, NC

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

 [Letterhead]

[LOGO]
DIXON ODOM, P.L.L.C.
Highpoint, NC
INDEPENDENT AUDITORS' REPORT


To the Partners
Chestnut Plains Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Chestnut Plains Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Plains Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Dixon Odom, P. L.L.C.
January 23, 1998

 [Letterhead]

[LOGO]
DIXON, ODOM & CO., L.L.P.
Highpoint, N.C.
INDEPENDENT AUDITORS' REPORT


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

[Letterhead]

[LOGO]
Dixon Odom, P. L.L.C.
Highpoint, NC

INDEPENDENT AUDITORS' REPORT

To the Partners
Long Creek Court Limited Partnership
Raleigh, North Carolina

We have compiled the accompanying balance sheet of Long Creek Court Limited Partnership as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying 1997 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The 1996 financial statements of Long Creek Court Limited Partnership were compiled by other accountants whose report dated January 23, 1997 stated that they did not express an opinion or any other form of assurance on those statements.


/s/ Dixon Odom, P. L.L.C.
January 28, 1997

[Letterhead]
[LOGO]
DIXON, ODOM & CO., L.L.P.
Highpoint, NC
INDEPENDENT AUDITORS' REPORT

To the Partners
Long Creek Court Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Long Creek Court Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners" equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materiel respects, the financial position of Long Creek Court Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principle.

/s/Dixon, Odom & Co. L.L.P.
January 26, 1997

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

The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty except for the recognition of the impairment loss through the statement of profit and loss.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997, on our consideration of Prince Hall Housing Associates, Limited's internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 to 23 is presented for purposes of additional analysis and not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/John D. Schuler

Tulsa, Oklahoma
January 18, 1997

[Letterhead]

[LOGO]
BERC &
FOX LIMITED

Independent Auditors' Report


To the Partners,

Exodus/Lyndale/Windsor Limited Partnership:


We have audited the accompanying balance sheets of Exodus/Lyndale/Windsor Limited Partnership (a Minnesota Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exodus/Lyndale/Windsor Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Berc & Fox Limited
Minneapolis, Minnesota


January 23, 1998

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


/s/ Berc & Fox Limited
Minneapolis, Minnesota


January 23, 1997

[Letterhead]

[LOGO]
HUNGERFORD & CO. Certified Public Accountants
Southgate, Michigan

To the Partners
Vista Villa/MHT Limited Dividend Housing
   Association Limited Partnership
Southfield, Michigan


We have  audited  the  accompanying  Balance  Sheet of Vista  Villa/MHT  Limited
Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 906 as of December 31, 1997 and the related Statements of Profit and Loss, Partners' Equity and Cash Flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership at December 31, 1997 and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1998 on our consideration of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated February 11, 1998 on its compliance with laws and regulation.

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

/s/Hungerford & Co

February 11, 1998

[Letterhead]

[LOGO]
HUNGERFORD & CO. Certified Public Accountants
Southgate, Michigan

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

/s/Hungerford & Co

February 12, 1997

[Letterhead]

[LOGO]
HUNGERFORD & CO. Certified Public Accountants
Southgate, Michigan

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITOR'S REPORT

To the Partners
Linden Square Limited Dividend
Housing Association Limited Partnership


We have audited the financial statements on Linden Square Dividend Housing Association Limited Partnership, MSHDA Development No.: 918, as of and for the year ended December 31, 1997, and have issued our report thereon dated February 6, 1998.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The management of the Linden Square Limited Dividend Housing Association Limited Partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to asses the expected benefits and related costs of controls. The objectives of internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded property to permit the preparation of the financial statements in accordance with generally accepted accounting principles. Because of inherent limitations in any internal control, errors, fraud or instances or noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods in subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design of controls may deteriorate.

 In planning and performing our audit of the financial statements of Linden Square Limited Dividend Housing Association Limited Partnership for the year ended December 31, 1997, we obtained an understanding of the design of relevant controls and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedure for the purpose of expressing our opinion on the financial statements and not to provide an opinion on internal control. Accordingly, we do not express such n opinion.

Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established b the American Institute of Certified Pubic Accountants. A material weakness is a reportable condition in which the design or operation of one or more of the specific internal control elements does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control and its operations that we consider to be material weaknesses as defined above.

Additionally, no management letter was issued in relation to our audit of the financial statements of Linden Square Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 1997.

This report is intended for the information of management and the Michigan State Housing Development Authority. However, this report is a matter of public record and its distribution in not limited.

/s/Reznick Fedder & Silverman
Charlotte, North Carolina
February 6, 1998

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1997 on our consideration of Linden Square Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated January 30, 1997 on laws and regulations applicable to the financial statements.

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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditors' Report


The Partners
Tree Trail Apartments, A Limited Partnership:


We have audited the balance sheets of Tree Trail Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Trail Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


February 16, 1998

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA


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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditors' Report


The Partners
Meadow Wood Townhomes, A Limited Partnership:


We have audited the balance sheets of Meadow Wood Townhomes, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Wood Townhomes, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


February 16, 1998

 [Letterhead]

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

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

[Letterhead]

[LOGO]
Richard J. Bellew

Independent Auditor's Report


To the Partners,
99 Livingston Associates, L.P.


I have audited the accompanying balance sheet of 99 LIVINGSTON ASSOCIATES, L.P. (the Partnership) as of December 31, 1997 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 LIVINGSTON ASSOCIATES, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Richard J. Bellew

Garrison, New York
February 17, 1998

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

Letterhead]

[LOGO]
POST, FORD & GUSTAVSON

Independent Auditor's Report

To the Partners
Hudson Square Apartments Company
Houston, Texas


We have audited the accompanying balance sheet of Hudson Square Apartments Company Project No. 064-44036, (a Limited Partnership) as of December 31, 1997 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 064-44036 at December 31, 1997 and the results of its operations, charges in partners' capital and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and urban development, we have also issued a report dated January 15, 1998, on our consideration of Hampton Village Limited Partnership's internal control, and reports dated January 15, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/Post Ford & Gustovson

Shreveport, Louisiana
January 15, 1998

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

PAGE>
[Letterhead]

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

/s/Post Ford & Gustovson

Shreveport, Louisiana
February 10, 1996

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY
Glen Allen, Virginia

Independent Auditors' Report

To the Partners
Pilot House Associates, L.P.

We have audited the accompanying balance sheet of Pilot House Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Pilot House Associates, L.P. at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.

January 28, 1998

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY
Glen Allen, Virginia

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

/s/L.P. Martin & Company P.C.

January 29, 1997

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY
Glen Allen, Virginia

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

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY
Glen Allen, Virginia

Independent Auditors' Report

To the Partners
Preston Place Associates, L.P.

We have audited the accompanying balance sheet of Preston Place Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Preston Place Associates, L.P. at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.
January 28, 1998

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY
Glen Allen, Virginia

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

/s/L.P. Martin & Company P.C.

January 29, 1997

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY
Glen Allen, Virginia

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