Form 10-Q
period 1998-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1998-08-13
CIK 870815

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1998
        File No. 0-22104




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,




/s/Dianne Groark

Dianne Groark
Assistant Controller



TCP-10Q1.DOC

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

For the quarterly period ended       June 30, 1998
                                  -------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


For Quarter Ended         June 30, 1998      Commission file number    0-22104
                  ----------------------                               ---------

            Boston Financial Tax Credit Fund Plus,  A Limited Partnership
           ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                                        04-3105699
      --------------------------------                     -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)


     101 Arch Street, Boston, Massachusetts                         02110-1106
   -----------------------------------------                   ----------------
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code             (617) 439-3911
                                                              -----------------

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

              BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                           TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                      Page No.

Item 1.  Financial Statements

         Balance Sheets - June 30, 1998 (Unaudited)
            and March 31, 1998                                              1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 1998 and 1997               2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 1998          3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 1998 and 1997               4

         Notes to Financial Statements (Unaudited)                          5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                   10

SIGNATURE                                                                   11

               BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                                                                                  June 30,           March 31,
                                                                                    1998               1998
                                                                                (Unaudited)
Assets
Cash and cash equivalents                                                    $        129,437    $       216,829
Marketable securities, at fair value                                                1,596,188          1,401,639
Other investments (Note 3)                                                          1,460,280          1,432,375
Investments in Local Limited Partnerships, net of
   reserve for valuation of $1,554,780  (Note 1)                                   15,903,801         16,342,634
Other assets                                                                           25,438             21,859
                                                                             ----------------    ---------------
     Total Assets                                                            $     19,115,144    $    19,415,336
                                                                             ================    ===============

Liabilities and Partners' Equity
Accounts payable to affiliates                                               $      1,076,972    $     1,042,390
Accounts payable and accrued expenses                                                 350,094            357,328
                                                                             ----------------    ---------------
     Total Liabilities                                                              1,427,066          1,399,718
                                                                             ----------------    ---------------

Commitments (Note 4)

General, Initial and Investor Limited Partners' Equity                             17,680,019         18,009,741
Net unrealized gain on marketable securities                                            8,059              5,877
                                                                             ----------------    ---------------
Total Partners' Equity                                                             17,688,078         18,015,618
                                                                             ----------------    ---------------
     Total Liabilities and Partners' Equity                                  $     19,115,144    $    19,415,336
                                                                             ================    ===============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                     1998               1997
                                                                                -------------      -------------
                                                                                                      (Note 1)
Revenue:
   Rental                                                                       $           -      $      28,645
   Investment                                                                          23,011             21,251
   Accretion of Original Issue Discount (Note 3)                                       27,905             25,825
   Other                                                                                1,426             16,803
                                                                                -------------      -------------
       Total Revenue                                                                   52,342             92,524
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                42,040             42,662
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $18,400 and
     $29,837 respectively)                                                             49,329             55,425
   Rental operations, exclusive of depreciation                                             -             22,716
   Property management fees, related party                                                  -              2,756
   Interest                                                                                 -              7,055
   Depreciation                                                                             -             12,396
   Amortization                                                                         7,215              8,051
                                                                                -------------      -------------
       Total Expenses                                                                  98,584            151,061
                                                                                -------------      -------------

Loss before equity in losses of Local
   Limited Partnerships and minority interest                                         (46,242)           (58,537)

Equity in losses of Local Limited Partnerships (Note 1)                              (283,480)           (60,282)

Minority interest in loss of Local Limited Partnership                                      -                137
                                                                                -------------      -------------

Net Loss                                                                        $    (329,722)     $    (118,682)
                                                                                =============      =============

Net Income (Loss) per Limited Partnership Unit:
   Class A Unit (34,643 Units)                                                  $       (9.57)     $       (3.87)
                                                                                =============      =============
   Class B Unit (3,290 Units)                                                   $        1.59      $        5.07
                                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 1998
                                   (Unaudited)


                                                         Investor        Investor
                                             Initial      Limited         Limited           Net
                                 General     Limited     Partners,       Partners,      Unrealized
                                Partners     Partner      Class A         Class B         Gains           Totals


Balance at March 31, 1998      $ (151,122)  $  5,000   $ 15,654,223     $ 2,501,640    $     5,877     $ 18,015,618

Net Income (Loss)                  (3,576)         -       (331,392)          5,246              -         (329,722)

Net change in net unrealized
   gains on marketable securities
   available for sale                   -          -              -               -          2,182            2,182
                               ----------   --------   ------------     -----------    -----------     ------------

Balance at June 30, 1998       $ (154,698)  $  5,000   $ 15,322,831     $ 2,506,886    $     8,059     $ 17,688,078
                               ==========   ========   ============     ===========    ===========     ============



The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                    1998                1997
                                                                                -------------      -------------
                                                                                                      (Note 1)

Net cash used for operating activities                                          $     (43,249)     $     (51,709)
                                                                                -------------      -------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                                  -            (10,753)
   Return of investment in Local Limited Partnership                                        -            463,864
   Purchases of marketable securities                                                (250,664)          (497,577)
   Proceeds from sales and maturities of marketable securities                         58,383            403,939
   Restricted cash                                                                          -           (150,727)
   Cash distributions received from Local
     Limited Partnerships                                                             148,138             16,922
                                                                                -------------      -------------
Net cash provided by (used for) investing activities                                  (44,143)           225,668
                                                                                -------------      -------------


Net increase (decrease) in cash and cash equivalents                                  (87,392)           173,959

Cash and cash equivalents, beginning                                                  216,829            381,519
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     129,437      $     555,478
                                                                                =============      =============

Supplemental disclosure of cash flow activity:
Cash paid for interest                                                          $           -      $       7,055
                                                                                =============      =============


The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP



                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in twenty-five Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships except for an 82%, 98.75% and 97.9% interest in Livingston Arms, Metropolitan and New Garden Place, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

As previously reported, as of March 31, 1998, the Managing General Partner transferred all of the assets of the Combined Entity, Leatherwood, subject to its liabilities, to an unaffiliated entity.

The following is a summary of Investments in Local Limited Partnerships at June 30, 1998:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  26,757,518

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,179,130)                                                  (9,686,447)

Cash distributions received from Local Limited Partnerships                                         (570,021)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      16,501,050

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,122,226

   Accumulated amortization of acquisition fees and expenses                                        (164,695)
                                                                                               -------------
                                                                                                  17,458,581

Reserve for valuation                                                                             (1,554,780)

Investments in Local Limited Partnerships                                                      $  15,903,801
                                                                                               =============

      BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships, for the three months ended June 30, 1998 is $348,309. For the three months ended June 30, 1998, the Fund has not recognized $64,829 of equity in losses relating to three Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Fund has adopted the new standard effective April 1, 1998. The adoption of this standard had no effect on the Fund's net income or partner's equity. Comprehensive loss was $327,540 and $45,482 for the quarters ended June 30, 1998 and 1997, respectively. Comprehensive loss includes the change in net unrealized gains and losses on marketable securities available for sale of $2,182 and $5,813 for the quarters ended June 30, 1998 and 1997, respectively.

3.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost and current fair value at June 30, 1998 is composed of the following:

   Aggregate cost of Treasury STRIPS                          $   918,397
   Accumulated accretion of
     Original Issue Discount                                      541,883
                                                              -----------
                                                              $ 1,460,280

Maturity dates for the STRIPS held at June 30, 1998 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

4.   Commitments

At June 30, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $340,000.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At June 30, 1998, the Fund had cash and cash equivalents of $129,437 as compared with $216,829 at March 31, 1998. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases are partially offset by cash distributions received from Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $312,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. This amount includes approximately $304,000 relating to the Texas Partnerships. At June 30, 1998, approximately $1,029,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At June 30, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $340,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. In addition to the $304,000 noted above, the Fund has also advanced approximately $62,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1998.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Fund's result of operations for the three months ended June 30, 1998 resulted in a net loss of $329,722 as compared to a net loss of $118,682 for the same period in 1997. The increase in net loss is primarily attributable to a decrease in rental revenue and an increase in equity in losses of Local Limited Partnerships. These are offset by a decrease in rental operations, property management fees, interest and depreciation. The change in rental revenue, rental operations, property management fees, interest and depreciation are due to the Combined Entity being transferred to an unaffiliated entity during the fourth quarter of 1997, which removed the Combined Entity from the financial statements of the Fund for the quarter ended June 30, 1998. Equity in losses of Local Limited Partnerships increased due to a decrease in unrecognized losses. This decrease is attributable to losses relating to prior years being unrecognized in the quarter ended June 30, 1997.

Property Discussions

All of the properties owned by the Local Limited Partnerships in which the Fund has invested have been completed and have achieved initial lease-up. Operations at most properties are stable, and a majority of the properties are operating at break-even or generating operating cash flow. However, a few properties are experiencing significant issues. In most cases, the Local General Partners are funding operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt in order to improve property cash flow.

As previously reported, despite the 1994 debt restructure, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience operating deficits primarily due to occupancy issues and deteriorating market conditions. Occupancy as of June 30, 1998 was 79%. The management agent is currently trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. The Managing General Partner will be working closely with the management agent and Local General Partner to discuss capital improvements, debt restructuring and enhance marketing efforts.

Occupancy for Broadway Tower, located in Revere, Massachusetts, has improved and as of June 30, 1998 was 100%. However, the property is still experiencing some operating deficits. As previously reported, in 1997, the Local General Partner successfully negotiated with the local housing authority for Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations and from funding by the Local General Partner.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, has been experiencing occupancy problems. Strict leasing policies have been implemented and occupancy as of March 31, 1998 was 85%. Successful occupancy levels at the property depend upon locating tenants which meet these strict leasing policies. It is possible that Fund Reserves may be required to fund operating deficits if the Local General Partner is unwilling to fund future deficits. To help mitigate some of these deficits, the Local and Managing General Partners are working with the lender to substitute fixed rate debt for the variable rate mortgage currently on the property.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Primrose, located in Grand Forks, North Dakota, Phoenix Housing, located in Moorhead, Minnesota, and Sycamore, located in Sioux Falls, South Dakota, which have the same Local General Partner, have been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the properties. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's capital and profits in Primrose, Phoenix Housing and Sycamore to an affiliate of the Local General Partner. The Managing General Partner has the right to transfer the Fund's remaining interest to the Local General Partner any time after one year has elapsed. The Fund will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form  8-K were filed during the quarter ended June 30, 1998.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1998                  BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                         A LIMITED PARTNERSHIP


                                   By:   Arch Street VI, Inc.,
                                         its Managing General Partner




                                         /s/Randolph G. Hawthorne
                                         Randolph G. Hawthorne
                                         Managing Director, Vice President and
                                         Chief Operating Officer