Form 10-Q
period 1998-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1998-11-09
CIK 870815

November 9, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended September 30, 1998
        File No. 0-22104




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,




/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller



TCP-Q2.DOC

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                              -------------------------------------
                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to
                               -----------------      ----------------------

Commission file number          0-22104
                        ----------------------

          Boston Financial Tax Credit Fund Plus, A  Limited Partnership
      ---------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Massachusetts                                   04-3105699
      --------------------------------                 ------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


   101 Arch Street, Boston, Massachusetts                    02110-1106
   -----------------------------------------             -----------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code           (617 439-3911
                                                          ------------------

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

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                 TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements

         Balance Sheets - September 30, 1998 (Unaudited)
            and March 31, 1998                                              1

         Combined Statements of Operations (Unaudited)-
            For the Three and Six Months Ended
            September 30, 1998 and 1997                                     2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 1998       3

         Combined Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 1998 and 1997            4

         Notes to Financial Statements (Unaudited)                          5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                   11

SIGNATURE                                                                   12

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                     BALANCE SHEETS

                                                                               September 30,          March 31,
                                                                                    1998                1998
                                                                                (Unaudited)
Assets
Cash and cash equivalents                                                    $         64,439    $       216,829
Marketable securities, at fair value                                                1,326,309          1,401,639
Other investments (Note 3)                                                          1,487,271          1,432,375
Investments in Local Limited Partnerships, net of
   reserve for valuation of $1,554,780  (Note 1)                                   15,407,105         16,342,634
Other assets                                                                           20,509             21,859
                                                                             ----------------    ---------------
     Total Assets                                                            $     18,305,633    $    19,415,336
                                                                             ================    ===============

Liabilities and Partners' Equity
Accounts payable to affiliates                                               $      1,119,292    $     1,042,390
Accounts payable and accrued expenses                                                  11,600            357,328
                                                                             ----------------    ---------------
     Total Liabilities                                                              1,130,892          1,399,718
                                                                             ----------------    ---------------

Commitments (Note 4)

General, Initial and Investor Limited Partners' Equity                             17,154,804         18,009,741
Net unrealized gain on marketable securities                                           19,937              5,877
                                                                             ----------------    ---------------
Total Partners' Equity                                                             17,174,741         18,015,618
                                                                             ----------------    ---------------
     Total Liabilities and Partners' Equity                                  $     18,305,633    $    19,415,336
                                                                             ================    ===============

    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                               COMBINED STATEMENTS OF OPERATIONS
              For the Three and Six Months Ended September 30, 1998 and 1997
                                    (Unaudited)

                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,     September 30,
                                              1998              1997                   1998               1997
                                         -------------      -------------          ------------      -------------

Revenue:
   Rental                                 $         -        $     29,231          $          -      $      57,876
   Investment                                  (2,859)             24,243                20,152             45,494
   Accretion of Original Issue Discount        26,991              26,618                54,896             52,443
   Other                                        1,131               1,473                 2,557             18,276
                                          -----------        ------------          ------------      -------------
       Total Revenue                           25,263              81,565                77,605            174,089
                                          -----------        ------------          ------------      -------------

Expenses:
   Asset management fees, related party        42,039              42,663                84,079             85,325
   General and administrative (includes
    reimbursements to an affiliate in the
    in the amounts of $36,958 and
    $49,225 in 1998 and 1997,
    respectively)                              36,558              41,150                85,887             96,575
   Rental operations, exclusive of
    depreciation                                    -              19,819                     -             42,535
   Property management
    fees, related party                             -               2,782                     -              5,538
   Interest                                         -               6,265                     -             13,320
Bad debt expense                                    -              32,465                     -             32,465
   Depreciation                                     -              23,394                     -             35,790
   Amortization                                 7,214               8,051                14,429             16,102
                                          -----------        ------------          ------------      -------------
       Total Expenses                          85,811             176,589               184,395            327,650
                                          -----------        ------------          ------------      -------------

Loss before equity in losses of Local
   Limited Partnerships, minority interest,
   loss on liquidation of interest in Local
   Limited Partnership and
   extraordinary item                         (60,548)            (95,024)             (106,790)          (153,561)


Equity in losses of Local
   Limited Partnerships                      (464,667)           (279,971)             (748,147)          (340,253)

Minority interest in loss of
   Local Limited Partnership                        -                (822)                    -               (685)

Loss on liquidation of interest in
    Local Limited Partnership                       -              (4,182)                    -             (4,182)
                                          -----------        ------------          ------------      -------------

Net Loss before extraordinary item           (525,215)           (379,999)             (854,937)          (498,681)


Extraordinary gain on cancellation
    of indebtedness                                 -              59,362                     -             59,362
                                          -----------        ------------          ------------      -------------

Net Loss                                  $  (525,215)       $   (320,637)         $   (854,937)     $    (439,319)
                                          ===========        ============          ============      =============

Net Loss per Limited
Partnership Unit:
   Class A Unit (34,643 Units)            $   (14.77)        $     (9.16)          $    (24.34)      $     (13.15)
                                          ==========         ===========           ===========       ============
   Class B Unit (3,290 Units)             $    (2.43)        $        .11          $      (.84)      $        6.47
                                          ==========         ============          ===========       =============



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                        For the Six Months Ended September 30, 1998
                                    (Unaudited)


                                                         Investor        Investor
                                             Initial      Limited         Limited           Net
                                 General     Limited     Partners,       Partners,       Unrealized
                                Partners     Partner      Class A         Class B          Gains          Totals


Balance at March 31, 1998     $  (151,122)  $  5,000    $15,654,223      $2,501,640     $    5,877     $ 18,015,618
                              -----------   --------    -----------      ----------     ----------     ------------

Comprehensive Loss:
   Net Loss                        (9,098)         -       (843,088)         (2,751)             -         (854,937)
   Change in net unrealized
   gains on marketable securities
   available for sale                   -          -              -               -         14,060           14,060
                              -----------   --------   ------------     -----------    -----------     ------------
Comprehensive Loss                 (9,098)         -       (843,088)         (2,751)        14,060         (840,877)
                              -----------   --------   ------------     -----------    -----------     ------------

Balance at
   September 30, 1998          $ (160,220)  $  5,000   $ 14,811,135     $ 2,498,889    $    19,937     $ 17,174,741
                               ==========   ========   ============     ===========    ===========     ============



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                               COMBINED STATEMENTS OF CASH FLOWS
                    For the Six Months Ended September 30, 1998 and 1997
                                       (Unaudited)


                                                                                    1998                1997
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (416,010)     $     (82,899)
                                                                                -------------      -------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                                  -            (59,640)
   Return of investment in Local Limited Partnership                                        -            463,864
   Advances to affiliate                                                                    -            (23,973)
   Purchases of marketable securities                                                (400,792)          (946,626)
   Proceeds from sales and maturities of marketable securities                        491,459            684,464
   Restricted cash                                                                          -           (152,799)
   Cash distributions received from Local
     Limited Partnerships                                                             172,953             57,130
                                                                                -------------      -------------
Net cash provided by investing activities                                             263,620             22,420
                                                                                -------------      -------------

Net decrease in cash and cash equivalents                                            (152,390)           (60,479)

Cash and cash equivalents, beginning                                                  216,829            381,519
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $      64,439      $     321,040
                                                                                =============      =============

Supplemental disclosure of cash flow activity:
Cash paid for interest                                                          $           -      $      13,320
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in twenty-five Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operationsof each of the Local Limited Partnerships, except for an 82%, 98.75% and 97.9% interest in Livingston Arms, Metropolitan and New Garden Place, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

As previously reported, as of March 31, 1998, the Managing General Partner transferred all of the assets of the Combined Entity, Leatherwood, subject to its liabilities, to an unaffiliated entity.

The following is a summary of Investments in Local Limited Partnerships at September 30, 1998:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  26,757,518

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,244,983)                                                 (10,151,114)

Cash distributions received from Local Limited Partnerships                                         (594,836)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      16,011,568

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,122,226

   Accumulated amortization of acquisition fees and expenses                                        (171,909)
                                                                                               -------------

Reserve for valuation                                                                             (1,554,780)

Investments in Local Limited Partnerships                                                      $  15,407,105
                                                                                               =============

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships, for the Six months ended September 30, 1998 is $878,830. For the six months ended September 30, 1998, the Fund has not recognized $130,683 of equity in losses relating to six Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Effect of Recently Issued Accounting Standard

In June, 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Fund display an amount representing total comprehensive income for the period in its financial statements. The Fund adopted the new standard effective April 1, 1998.

3.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost, which approximates current fair value at September 30, 1998 is composed of the following:

   Aggregate cost of Treasury STRIPS                           $   918,397
   Accumulated accretion of
     Original Issue Discount                                       568,874
                                                               -----------
                                                               $ 1,487,271

Maturity dates for the STRIPS held at September 30, 1998 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

4.   Commitments

At September 30, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $340,000.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1998, the Fund had cash and cash equivalents of $64,439 as compared with $216,829 at March 31, 1998. The decrease is primarily attributable to cash used for operations. These decreases are partially offset by cash distributions received from Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $318,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. This amount includes approximately $304,000 relating to the Texas Partnerships. At September 30, 1998, approximately $1,032,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At September 30, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $340,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. In addition to the $304,000 noted above, the Fund has also advanced approximately $62,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1998.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Fund's result of operations for the three and six months ended September 30, 1998 resulted in net losses of $525,215 and $854,937, respectively, as compared to net losses of $320,637 and $439,319 for the respective periods in 1997. The increase in net loss is primarily attributable to a decrease in rental revenue and an increase in equity in losses of Local Limited Partnerships. These are offset by a decrease in rental operations, property management fees, interest, bad debt and depreciation. The change in rental revenue, rental operations, property management fees, interest, bad debt and depreciation are due to the Combined Entity being transferred to an unaffiliated entity during the fourth quarter of 1997, which removed the Combined Entity from the financial statements of the Fund for the quarter ended September 30, 1998. Equity in losses of Local Limited Partnerships increased due to a decrease in unrecognized losses. This decrease is attributable to losses relating to prior years being unrecognized in the six months ended September 30, 1997.

                BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Limited Partnership interests had been originally acquired in twenty-nine Local Limited Partnerships. Of the remaining twenty-five Local Limited Partnership, which are located in fourteen states, seven of the properties, totaling 438 units, were existing properties undergoing rehabilitation and eighteen of the properties, consisting of 1246 units, were new construction.

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

As previously reported, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience operating deficits primarily due to occupancy issues and deteriorating market conditions. Occupancy as of September 30, 1998 was 77%. The management agent is currently trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. The Managing General Partner will be working closely with the management agent and Local General Partner to address capital improvements, debt restructuring and enhanced marketing efforts.

Occupancy for Broadway Tower, located in Revere, Massachusetts, has improved and, as of September 30, 1998, was 100%. However, the property is still experiencing some operating deficits. As previously reported, in 1997 the Local General Partner successfully negotiated with the local housing authority for
Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations and from funding by the Local General Partner.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, has been experiencing occupancy problems. Strict leasing policies have been implemented and occupancy as of June 30, 1998 was 87%. Successful occupancy levels at the property depend upon locating tenants which meet these strict leasing policies. It is possible that Fund Reserves may be required to fund operating deficits if the Local General Partner is unwilling to fund future deficits. To help mitigate some of these deficits, the Local and Managing General Partners are working with the lender to substitute fixed rate debt for the variable rate mortgage currently on the property.

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

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of Year 2000

The Managing General Partner has assessed the Fund's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has executed a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, due to the inherent uncertainty that all systems of outside vendors or other companies on which the Fund and/or Local Limited Partnerships rely will be compliant, the Fund remains susceptible to consequences of the Year 2000 issue.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1998.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 9, 1998           BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                   A LIMITED PARTNERSHIP


                                By:    Arch Street VI, Inc.,
                                       its Managing General Partner




                                       /s/Randolph G. Hawthorne
                                       Randolph G. Hawthorne
                                       Managing Director, Vice President and
                                       Chief Operating Officer