Form 10-Q
period 1998-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1999-02-11
CIK 870815

February 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1998
        File No. 0-22104




Gentlemen:

Pursuant to the requirements of Section 15(d)of the Securities Exchange Act of 193, filed herewith is a copy of subject report.


Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



TCP-Q3.DOC

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1998
                                  ----------------------
                                              OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


Commission file number              0-22104

Boston Financial Tax Credit Fund Plus, A Limited Partnership
       (Exact name of registrant as specified in its charter)


            Massachusetts                              04-3105699
     -------------------------                 --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts                   02110-1106
   ---------------------------------------                 -------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (617)439-3911
                                                       ----------------

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

                BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                                     TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                       Page No.
------------------------------                                       ---------

Item 1.  Financial Statements

         Balance Sheets - December 31, 1998 (Unaudited)
            and March 31, 1998                                                1

         Combined Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 1998 and 1997    2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 1998         3

         Combined Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 1998 and 1997              4

         Notes to Financial Statements (Unaudited)                            5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7

PART II - OTHER INFORMATION

Items 1-6                                                                     11

SIGNATURE                                                                     12

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                  BALANCE SHEETS


                                                December 31,         March 31,
                                                    1998               1998
                                              --------------     --------------
                                               (Unaudited)
Assets
Cash and cash equivalents                 $        395,121    $       216,829
Marketable securities, at fair value               953,610          1,401,639
Other investments (Note 3)                       1,518,369          1,432,375
Investments in Local Limited Partnerships,
net of reserve for valuation of $1,554,780
(Note 1)                                        15,147,091         16,342,634
Advances to affiliate                               30,000                  -
Other assets                                        15,407             21,859
                                            ----------------     --------------
     Total Assets                         $     18,059,598    $    19,415,336
                                            ================    ===============

Liabilities and Partners' Equity
Accounts payable to affiliates            $      1,161,717    $     1,042,390
Accounts payable and accrued expenses               15,045            357,328
                                            ----------------    ---------------
     Total Liabilities                           1,176,762          1,399,718
                                            ----------------    ---------------

Commitments (Note 4)

General, Initial and Investor
Limited Partners' Equity                        16,872,811         18,009,741
Net unrealized gain on marketable securities        10,025              5,877
                                            ----------------    ---------------
Total Partners' Equity                          16,882,836         18,015,618
                                            ----------------    ---------------
Total Liabilities and Partners' Equity    $     18,059,598    $    19,415,336
                                            ================    ===============


The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                           COMBINED STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended December 31, 1998 and 1997
                                     (Unaudited)

                                       Three Months Ended                         Nine Months Ended
                                 December 31,          December 31,       December 31,          December 31,
                                    1998                  1997              1998                  1997
                                 ------------          ------------      ------------           ------------
Revenue:
   Rental                         $       -            $     27,676       $         -            $   85,552
   Investment                        22,408                  23,635            42,560                69,129
   Accretion of Original
   Issue Discount                    31,098                  27,143            85,994                79,586
   Other                             20,925                  10,084            23,482                28,360
                                  ---------              ----------        ----------           -----------
       Total Revenue                 74,431                  88,538           152,036               262,627
                                  ---------              ----------        ----------           -----------

Expenses:
   Asset management fees,
   related party                     42,040                  42,663           126,119               127,988
   General and administrative
   (includes reimbursements
   to an affiliate in the
   amounts of $56,841 and
   $69,367 in 1998 and 1997,
   respectively)                     55,807                  47,126           141,694               143,701
   Rental operations, exclusive
    of depreciation                       -                  19,448                 -                61,983
   Property management
    fees, related party                   -                   2,730                 -                 8,268
   Interest                               -                   7,212                 -                20,532
   Bad debt expense                       -                     200                 -                32,665
   Depreciation                           -                  16,395                 -                52,185
   Amortization                       7,215                   8,017            21,644                24,119
                               ------------            ------------      ------------            ----------
       Total Expenses               105,062                 143,791           289,457               471,441
                               ------------            ------------      ------------            ----------

Loss before equity in losses
of Local Limited  Partnerships
minority interest,loss on
liquidation of interest in
Local Limited Partnership and
extraordinary item                 (30,631)                 (55,253)         (137,421)             (208,814)

Equity in losses of Local
   Limited Partnerships           (251,362)                (357,200)         (999,509)             (697,453)

Minority interest in loss of
   Local Limited Partnership             -                        -                 -                  (685)

Loss on liquidation of interest
  in Local Limited Partnership           -                        -                 -                (4,182)
                               -----------             ------------      ------------             ----------

Net Loss before
extraordinary item                (281,993)                (412,453)       (1,136,930)             (911,134)

Extraordinary gain on
cancellation of indebtedness             -                   13,890                 -                73,252
                               -----------             ------------      ------------            ----------

Net Loss                       $  (281,993)            $   (398,563)     $ (1,136,930)        $    (837,882)

Net Loss per Limited
Partnership Unit:
Class A Unit (34,643 Units)    $     (8.37)            $     (11.39)     $     (32.71)        $      (24.54)
                               ===========             ============      ============         =============
Class B Unit (3,290 Units)     $      3.43             $        .05      $       2.59         $       6.52
                               ===========             ============      ============         =============

The accompanying notes are an integral part of these combined financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                     For the Nine Months Ended December 31, 1998
                                   (Unaudited)


                                                                   Investor        Investor
                                                     Initial        Limited         Limited          Net
                                      General        Limited      Partners,       Partners,      Unrealized
                                     Partners        Partner        Class A         Class B         Gains            Totals

Balance at March 31, 1998         $ (151,122)      $  5,000    $ 15,654,223      $ 2,501,640      $  5,877        $  18,015,618
                                   ----------      --------    ------------      -----------      --------        -------------

Comprehensive Income (Loss):
   Net Income (Loss)                 (12,229)            -       (1,133,210)           8,509             -           (1,136,930)
   Change in net unrealized
   gains on marketable securities
   available for sale                      -             -                -                -         4,148                4,148
                                 -----------      --------      ------------     -----------    ----------         ------------
Comprehensive
   Income (Loss)                     (12,229)            -       (1,133,210)           8,509         4,148           (1,132,782)
                                 -----------      --------      ------------     -----------    -----------        ------------

Balance at
   December 31, 1998              $ (163,351)     $  5,000     $ 14,521,013      $ 2,510,149    $   10,025         $ 16,882,836
                                  ==========      ========     ============      ===========    ===========        ============


The accompanying notes are an integral part of these combined financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                      COMBINED STATEMENTS OF CASH FLOWS
                           For the Nine Months Ended December 31, 1998 and 1997
                                                 (Unaudited)

                                                                      1998               1997
                                                                 -------------       ------------
Net cash used for operating activities                          $    (423,484)      $    (88,566)
                                                                 -------------       ------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                  -            (59,640)
   Return of investment in Local Limited Partnership                        -            463,864
   Advances to affiliate                                              (30,000)           (24,173)
   Purchases of marketable securities                                (400,792)        (1,295,203)
   Proceeds from sales and maturities of marketable securities        858,178          1,147,169
   Restricted cash                                                          -           (154,875)
   Cash distributions received from Local
     Limited Partnerships                                             174,390             59,026
                                                                -------------       ------------
Net cash provided by investing activities                             601,776            136,168
                                                                -------------       ------------

Net increase in cash and cash equivalents                             178,292             47,602

Cash and cash equivalents, beginning                                  216,829            381,519
                                                                -------------       ------------

Cash and cash equivalents, ending                               $     395,121       $    429,121
                                                                =============       ============

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                       $           -       $     20,532
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in twenty-five Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for an 82%, 98.75% and 97.9% interest in Livingston Arms, Metropolitan and New Garden Place, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

As previously reported, as of March 31, 1998, the Managing General Partner transferred all of the assets of the Combined Entity, Leatherwood, subject to its liabilities, to an unaffiliated entity.

The following is a summary of Investments in Local Limited Partnerships at December 31, 1998:

Capital contributions paid to Local Limited Partnerships and purchase price paid
   to withdrawing partners of Local Limited
   Partnerships                                                                                $  26,757,518

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,264,313)                                                 (10,402,476)

Cash distributions received from Local Limited Partnerships                                         (596,273)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      15,758,769

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,122,226

   Accumulated amortization of acquisition fees and expenses                                        (179,124)

Reserve for valuation                                                                             (1,554,780)
                                                                                               -------------
Investments in Local Limited Partnerships                                                      $  15,147,091
                                                                                               =============

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                    (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships, for the nine months ended December 31, 1998 is $1,149,521. For the nine months ended December 31, 1998, the Fund has not recognized $150,012 of equity in losses relating to nine Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Effect of Recently Issued Accounting Standard

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Fund display an amount representing total comprehensive income for the period in its financial statements. The Fund adopted the new standard effective April 1, 1998.

3.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost, which approximates current fair value at December 31, 1998, is composed of the following:


   Aggregate cost of Treasury STRIPS                   $   918,397
   Accumulated accretion of
     Original Issue Discount                               599,972
                                                      ------------
                                                       $ 1,518,369
                                                      ============

Maturity dates for the STRIPS held at December 31, 1998 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

4.   Commitments

At December 31, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $340,000.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1998, the Fund had cash and cash equivalents of $395,121 as compared with $216,829 at March 31, 1998. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and purchases of marketable securities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time as it deems appropriate. Funds totaling approximately $330,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. This amount includes approximately $304,000 relating to the Texas Partnerships. At December 31, 1998, approximately $987,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At December 31, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $340,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. In addition to the $304,000 noted above, the Fund has also advanced approximately $62,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1998.

               BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Fund's result of operations for the three and nine months ended December 31, 1998 resulted in net losses of $281,993 and $1,136,930, respectively, as compared to net losses of $398,563 and $837,882 for the same respective periods in 1997. The increase in net loss for the nine months ended December 31, 1998 is primarily attributable to a decrease in rental revenue and an increase in equity in losses of Local Limited Partnerships. These are partially offset by a decrease in rental operations, property management fees, interest, bad debt and depreciation. The changes in rental revenue, rental operations, property management fees, interest, bad debt and depreciation are due to the Combined Entity being transferred to an unaffiliated entity during the fourth quarter of 1997, which removed the Combined Entity from the financial statements of the Fund for the quarter ended December 31, 1998. Equity in losses of Local Limited Partnerships increased due to a decrease in unrecognized losses. This decrease is attributable to cumulative losses relating to prior years being unrecognized in the nine months ended December 31, 1997 as a result of distributions being received from one of the properties in 1997.

                BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Limited Partnership interests had been originally acquired in twenty-nine Local Limited Partnerships. Of the remaining twenty-five Local Limited Partnerships, which are located in fourteen states, seven of the properties, totaling 438 units, were existing properties undergoing rehabilitation and eighteen of the properties, consisting of 1,246 units, were new construction.

All of the properties owned by the Local Limited Partnerships in which the Fund has invested have been completed and have achieved initial lease-up. Operations at most of the properties are stable, and a majority of the properties are operating at break-even or generating operating cash flow. However, a few properties are experiencing significant issues. In most cases, the Local General Partners are funding operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt in order to improve property cash flow.

As previously reported, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience operating deficits primarily due to occupancy issues and deteriorating market conditions. Occupancy as of December 31, 1998 is 66%. The management agent is currently trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. The Managing General Partner will be working closely with the management agent and Local General Partner to address capital improvements, debt restructuring and enhanced marketing efforts.

Occupancy for Broadway Tower, located in Revere, Massachusetts, has improved and, as of December 31, 1998, is 100%. However, the property is still experiencing some operating deficits. As previously reported, in 1997 the Local General Partner successfully negotiated with the local housing authority for
Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations and from funding by the Local General Partner.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, has been experiencing occupancy problems. Strict leasing policies have been implemented and occupancy as of December 31, 1998 is 90%. Successful occupancy levels at the property depend upon locating tenants which meet these strict leasing policies. It is possible that Fund Reserves may be required to fund operating deficits if the Local General Partner is unwilling to fund future deficits. To help mitigate some of these deficits, the Local and Managing General Partners are working with the lender to substitute fixed rate debt for the variable rate mortgage currently on the property.

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

              BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Findley Place Apartments, located in Minneapolis, MN, has been experiencing operating deficits due to low occupancy and capital needs. In November 1998, the Managing General Partners replaced the management company. The Managing General Partner, the Local General Partner and the new management agent are working together to develop a plan that will address the occupancy issues, capital needs and long-term strategy for this property. The Managing General Partner is closely monitoring this property.

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

              BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1998.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP




                                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 11, 1999             BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                      A LIMITED PARTNERSHIP


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