Form 10-K
period 1999-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1999-06-24
CIK 870815

June 24, 1999
Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-K for the Year Ended March 31, 1999 Commission File Number 0-22104


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,




/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



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

For the fiscal year ended                                 Commission file number
March 31, 1999                                                      0-22104

                    BOSTON  FINANCIAL  TAX CREDIT  FUND  PLUS,  A LIMITED
                      PARTNERSHIP (Exact name of registrant as specified
                             in its charter)

      Massachusetts                                               04-3105699
(State of organization)                                         (IRS Employer
                                                             Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                           02110-1106
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

                                         $37,933,000 as of March 31, 1999

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

                    ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999

                                          TABLE OF CONTENTS


                                                                        Page No.

PART I

     Item 1      Business                                                   K-3
     Item 2      Properties                                                 K-6
     Item 3      Legal Proceedings                                          K-13
     Item 4      Submission of Matters to a Vote of
                  Security Holders                                          K-13

PART II

     Item 5      Market for the Registrant's Units and
                  Related Security Holder Matters                           K-13
     Item 6      Selected Financial Data                                    K-14
     Item 7      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             K-16
     Item 7A.    Quantitative and Qualitative Disclosures about
                 Market Risk                                                K-20
     Item 8      Financial Statements and Supplementary Data                K-20
     Item 9      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    K-20

PART III

     Item 10     Directors and Executive Officers
                  of the Registrant                                         K-21
     Item 11     Management Remuneration                                    K-22
     Item 12     Security Ownership of Certain Beneficial
                  Owners and Management                                     K-22
     Item 13     Certain Relationships and Related Transactions             K-23

PART IV

     Item 14     Exhibits, Financial Statement Schedule and
                  Reports on Form 8-K                                       K-26

SIGNATURES                                                                  K-27

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

An affiliate of the Managing General Partner, BF Texas Limited Partnership, was admitted as an additional Local General Partner with responsibility for all management decisions in three Local Limited Partnerships in which the Fund had invested (the "Texas Partnerships"). As a result, the Fund was deemed to have control over the Texas Partnerships and the accompanying financial statements are presented in combined form ("Combined Financial Statements") to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Fund's operating results, not the business of the Fund. Accordingly, presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole. As described more fully under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, the Managing General Partner transferred all of the assets of two of the Texas Partnerships on May 31, 1996, subject to their liabilities to unaffiliated entities. On September 27, 1997, the Managing General Partner transferred all of the assets of the remaining Texas Partnership (Leatherwood), subject to its liabilities, to an unaffiliated entity. Therefore, as of March 31, 1998, Leatherwood's net loss through the date of transfer was presented in combined form. As of March 31, 1999, the Fund is no longer presented in combined form.

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

**       As of March 31, 1998, the Managing  General Partner  transferred all of
         the  assets  of  the  three  Texas   Partnerships,   subject  to  their
         liabilities, to unaffiliated entities.

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

Each Local Limited Partnership (except the Texas Partnerships) has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1999, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Tree Trail and Meadow Wood, representing 14.14%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Long Creek Court, Atkins Glen, Kings Grant Court and Chestnut Plains, representing 5.04%, have Gordon Blackwell and MBG Investment Inc. as Local General Partners; (iii) Phoenix Housing, Primrose and Sycamore, representing 3.33%, have Jerry Meide (see discussion below) and/or certain affiliates as Local General Partners (Phoenix Housing has Phoenix Housing, Inc. and RRABB, Inc., Primrose has RRABB, Inc., and Sycamore has Jerry Meide and RRABB, Inc.); and (iv) Pilot House and Preston Place, representing 17.77%, have Castle Development Corporation as Local General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

On November 10, 1997, the Fund transferred 50% of its interest in capital and profits of Phoenix Housing, Primrose and Sycamore to the local general partner. Included in these transfers is a put option granting the Managing General Partner the right to put the Fund's remaining interest to the local general partner any time after one year has elapsed. These properties represent 3.33% of capital contributions.

The properties owned by Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which suppresses the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a property are subject to recapture to the extent that the property or any portion thereof ceases to qualify for the Tax Credits.

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

Item 2.  Properties

Following the transfer of the three Texas Partnerships and Capitol Park and the disposition of Villas de Montellano, the Fund owns limited partnership interests in twenty-five Local Limited Partnerships, which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan and New Garden
Place, where the Fund's ownership interests are 82%, 98.75% and 97.9%, respectively, and Phoenix Housing, Primrose and Sycamore, where the Fund's ownership is 49.5%.

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




                                                                 Capital Contributions
Local Limited Partnership              Number    Total committed    Paid through    Mtge. loans payable                 Occupancy
Property Name                            of       at March 31,        March 31,       at December 31,        Type of   at March 31,
Property Location                    Apt. Units       1999              1999               1998              Subsidy*       1999
-----------------------------------------------------------------------------------------------------------------------------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)(A)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD. (A)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing
 Associates, LTD. (A)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA                         132         $2,479,708        $2,479,708       $3,274,745              None           100%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                                60            604,781           604,781        2,615,980              FmHA           100%







                                                                 Capital Contributions
Local Limited Partnership         Number         Total committed        Paid through    Mtge. loans payable             Occupancy
Property Name                       of            at March 31,           March 31,        at December 31,    Type of   at March 31,
Property Location                Apt. Units            1999                1999                1998          Subsidy*      1999
-----------------------------------------------------------------------------------------------------------------------------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                         25           1,114,686         1,114,686          508,678              None            100%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                                92          2,350,000         2,350,000        5,949,116          Section 8           98%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                              40            457,810           457,810        1,900,000          Section 8           90%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                              114          1,027,333         1,027,333        4,705,000              None           100 %

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                               19            689,080           689,080          656,840          Section 8           89%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                              14            120,476           120,476          552,994            FmHA              93%






                                                                 Capital Contributions
Local Limited Partnership         Number       Total committed      Paid through      Mtge. loans payable               Occupancy
Property Name                      of           at March 31,          March 31,         at December 31,     Type of    at March 31,
Property Location               Apt. Units         1999                 1999                1998            Subsidy*       1999
-----------------------------------------------------------------------------------------------------------------------------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                           24              205,574          205,574           954,385           FmHA             100%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL                          108           2,060,143        2,060,143         2,657,996           None              94%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                                88           1,742,671        1,742,671         2,635,392           None              99%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND                           48             674,557          674,557         1,087,211           None              98%

Duluth Limited Partnership II
Sycamore
Sioux Falls, ND                           48             657,000          657,000         1,260,376           None              59%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                           120           2,300,000        2,300,000         3,179,766           None              99%







                                                                 Capital Contributions
Local Limited Partnership           Number         Total committed   Paid through      Mtge. loans payable              Occupancy
Property Name                         of            at March 31,        March 31,       at December 31,      Type of   at March 31,
Property Location                 Apt. Units            1999               1999              1998            Subsidy*      1999
-----------------------------------------------------------------------------------------------------------------------------------

Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC                          36              708,530          708,530           896,673           None             100%

Chestnut Plains Limited
     Partnership
Chestnut Plains
Winston-Salem, NC                        24              319,810          319,810           596,294           None              88%

Prince Hall Housing Associates, (B)
     Limited Partnership
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
     Partnership
Bancroft Court
Toledo, OH                               97              902,340          902,340          1,304,726        Section 8           56%

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA                          82              554,670          554,670            828,933        Section 8          100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                                19              591,429          591,429            818,895          None              90%






                                                                 Capital Contributions
Local Limited Partnership           Number     Total committed       Paid through      Mtge. loans payable                Occupancy
Property Name                        of           at March 31,         March 31,         at December 31,     Type of    at March 31,
Property Location                Apt. Units           1999                1999                1998           Subsidy*         1999
-----------------------------------------------------------------------------------------------------------------------------------

Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI                     100            1,204,762         1,204,762          4,326,013          None              94%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                             69            2,296,714         2,056,354           2,068,298       Section 8           90%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC                          40              750,238           750,238             890,202         None              95%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI                     120            1,299,774         1,299,774           5,114,822         None             100%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                              76            1,269,794         1,269,794           2,267,591         None             100%








                                                                 Capital Contributions
Local Limited Partnership         Number         Total committed      Paid through     Mtge. loans payable                Occupancy
Property Name                       of            at March 31,          March 31,        at December 31,     Type of   at March 31,
Property Location                Apt. Units            1999                1999               1998           Subsidy*      1999
--------------------------------------------- -------------------------------------------------------------------------------------

Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place Apartments
Minneapolis, MN                        89               716,000           716,000         2,720,000            None             98%
                                   ------          ------------      ------------      ------------
                                    1,684          $ 27,097,880      $ 26,857,520      $ 53,770,926
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

    (A) As of March 31, 1998, the Managing General Partner transferred all of the assets of the three Texas Partnerships (Tamaric, Northwest and Leatherwood) subject to their liabilities to unaffiliated entities. The three Texas Partnerships had total capital contributions and mortgage payable amounts of $328,434 and $1,467,017, respectively, at the date of transfer.

    (B) As of March 31, 1998, the Managing General Partner transferred the title of Prince Hall Housing Associates, Limited Partnership to an affiliated entity. The Partnership had total capital contributions and mortgagee payable amounts of $1,495,000 and $1,570,000, respectively, as of December 31, 1996.

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

As of June 15, 1999, there were 2,033 record holders of Units of the Fund.

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

                                        March 31,        March 31,         March 31,        March 31,         March 31,
                                           1999             1998             1997             1996             1995
Revenue (E)                         $     201,776    $     302,486     $     355,858    $     406,038    $      374,860
Equity in losses of Local Limited
   Partnerships (E)                    (1,420,053)      (1,546,727)       (2,546,404)      (2,034,515)       (2,048,621)
Extraordinary gain on forgiveness
   of indebtedness                              -           73,252                 -          643,509                 -
Per  Limited   Partnership   Unit
(A):
     Class A Unit                               -             1.96                 -            17.21                 -
     Class B Unit                               -             1.41                 -            12.39                 -
Accretion of original issue discount      115,250           106,661           98,713           91,595            84,533
Net Loss                               (1,597,697)      (3,302,890)       (2,822,852)      (2,427,884)       (2,957,453)
   Per Limited Partnership Unit (A):
     Class A Unit                          (45.82)          (91.20)           (78.15)          (67.39)           (81.37)
     Class B Unit                            2.04           (33.24)           (26.26)          (20.68)           (32.89)
Cash and  cash equivalents (E)             87,134          216,829           381,519          489,191           373,535
Marketable securities                   1,183,905        1,401,639           998,695          795,099         1,235,123
Other investments                       1,547,625        1,432,375         1,325,714        1,227,001         1,135,406
Investments in Local Limited
   Partnerships                        14,789,600       16,342,634        19,511,417       22,289,712        24,261,436
Total assets (B)                       17,653,521       19,415,336        22,989,174       25,382,895        28,836,803
Long-term debt                                  -                -           739,994          509,980                 -
Total liabilities (E)                   1,236,812        1,399,718         1,678,819        1,245,356         2,312,235
Cash distributions                              -                -                 -                -                 -
Other Data:
Passive loss (C)                       (2,796,519)      (3,357,694)       (2,879,273)      (3,272,132)       (3,208,044)
   Per Limited Partnership Unit (A):
     Class A Unit                          (74.81)          (89.81)           (77.02)          (87.52)           (85.81)
     Class B Unit                          (53.86)          (64.66)           (55.45)          (63.02)           (61.78)
Portfolio income (C)                      208,869          274,919           268,300          211,584           396,729
   Per Limited Partnership Unit (A):
     Class A Unit                            5.59             7.35              7.19             5.66             10.61
     Class B Unit (D)                       38.39            37.11             34.69            31.31             32.85
Net short-term capital losses (C)               -                -                 -                -           (45,877)
   Per Limited Partnership Unit (A):
     Class A Unit                               -                -                 -                -             (1.23)
     Class B Unit                               -                -                 -                -             (0.88)
Net long-term capital losses (C)                -                -                 -         (538,686)         (173,620)
   Per Limited Partnership Unit (A):
     Class A Unit                               -                -                 -           (14.41)           (4.64)
     Class B Unit                               -                -                 -           (10.37)           (3.34)



Item 6.  Selected Financial Data (continued)

                                        March 31,        March 31,         March 31,        March 31,         March 31,
                                          1999             1998              1997             1996              1995

Low-Income Housing Tax Credit (C)       5,407,117        5,407,118         5,769,841        5,790,896         4,886,427
   Per Limited Partnership Unit (A):
     Class A Unit                          144.63           144.63            154.33           154.90            130.70
     Class B Unit                          104.13           104.13            111.12           111.52             94.10
Recapture of Low-Income
   Housing Tax Credits (C)                      -          616,112            43,133                -                 -
   Per Limited Partnership Unit (A):
     Class A Unit                               -            16.48              1.15                -                 -
     Class B Unit                               -            11.87              0.83                -                 -
Local Limited Partnership interests
   owned at end of period (F,G)                25               25                27               29                30



(A) Per Limited Partnership Unit data is based upon the units outstanding of 34,643 and 3,290 for Class A Units and Class B Units, respectively.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Fund for income tax purposes.

(D)  Includes $113,070,  $104,663,  $97,097, $89,592 and $82,949 of accretion of the Original Issue Discount for the calendar years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively, which is allocable only to holders of Class B Units.

(E) Revenue for the years ended March 31, 1998, 1997, 1996 and 1995 includes $93,404, $123,962, $252,861 and $246,926, respectively, of total revenue from the Texas Partnerships. Equity in losses of Local Limited Partnerships for the years ended March 31, 1998, 1997, 1996 and 1995 does not include $23,003, $69,939, $25,589 and $93,745, respectively, from the Texas
     Partnerships that have been combined with the Fund's loss. Cash and cash equivalents at March 31, 1997, 1996 and 1995 includes $332, $23,002 and $31,258, respectively, of cash and cash equivalents from the Texas Partner-ships that is included in the combined cash and cash equivalents of the Fund. Total liabilities at March 31, 1997, 1996 and 1995 includes $769,008, $527,203 and $1,743,177, respectively, from the Texas Partnerships.

(F) As of March 31, 1998, the Managing General Partner transferred all of the assets of the three Texas Partnerships (Tamaric, Northwest and Leather-wood), subject to their liabilities, to an unaffiliated entity. In 1996, the Fund wrote off its investment in Villas de Montellano against the established reserve.

(G) As of March 31, 1998, the Managing General Partner transferred the title of Capitol Park to an affiliate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At March 31, 1999, the Fund had cash and cash equivalents of $87,134 as compared with $216,829 at March 31, 1998. The decrease is primarily attributable to cash used for operations. These decreases are partially offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $340,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. This amount includes approximately $304,000 relating to the Texas Partnerships. At March 31, 1999, approximately $989,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $240,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the years ended March 31, 1999, 1998 or 1997. It is not expected that cash available for distribution, if any, will be significant during the 1999 calendar year. As funds from temporary investments are paid to Local Limited Partnerships, interest earned on those funds decreases. Additionally, it is not expected that the Local Limited Partnerships will distribute significant amounts of cash to the Fund in 1999 because such amounts will be needed to fund property operating costs. In addition, many of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

1999 versus 1998

The Fund's result of operations for the year ended March 31, 1999 resulted in a net loss of $1,597,697 as compared to a net loss of $3,302,890 for the same period in 1998. The decrease in net loss is primarily attributable to a provision for valuation of investments in Local Limited Partnerships in 1998. This decrease to net loss is partially offset by a decrease in depreciation, bad debt expense, interest expense and rental operations as a result of the transfer of the remaining Texas Partnership in the prior fiscal year.

1998 versus 1997

The Fund's result of operations for the year ended March 31, 1998 resulted in a net loss of $ 3,302,890 as compared to a net loss of $2,822,852 for the same period in 1997. The increase in net loss is primarily attributable to a provision for valuation of Investments in Local Limited Partnerships because there was evidence of non-temporary declines in the recoverable amount of four investments. This increase to net loss is partially offset by decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the transfer of Capitol Park to an affiliated entity.

Low Income Housing Tax Credits

The 1998 Tax Credits per Unit were $144.63 and $104.13 for Class A Unit and Class B Unit investors, respectively. The 1997 Tax Credits per Unit were $144.63 and $104.13 for Class A Unit and Class B Unit investors, respectively.
The 1996 Tax Credits per Unit were $154.33 and $111.12 for Class A Unit and Class B Unit investors, respectively. The 1995 Tax Credits per Unit were $154.90 and $111.52 for Class A Unit and Class B Unit investors, respectively. The 1994 Tax Credits per Unit were $130.70 and $94.10 for Class A Unit and Class B Unit investors, respectively. Tax Credits are not available for a Property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credit is claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that apartment units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit equal to the difference is available in the 11th taxable year. The transfer of ownership of the Texas Partnerships resulted in nominal recapture of tax credits, since the Texas Partnerships represented only 2% of the Fund's Tax Credits.

The Managing General Partner estimates that the 1999 Tax Credits allocated to investors will be approximately $145 per Unit for Class A Unit investors and $104 per Unit for Class B Unit investors. However, no assurance can be given in this matter. Once the Tax Credits are stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period.

On November 10, 1997, the Fund transferred 50% of its interest in Phoenix Housing, Primrose and Sycamore to the Local General Partner in order to protect the Fund in the event of foreclosure-induced recapture of these Tax Credits.


Property Discussions

Limited Partnership interests had been originally acquired in thirty Local Limited Partnerships. Of the remaining twenty-five Local Limited Partnership, which are located in fourteen states, seven of the properties, totaling 438 units, were existing properties undergoing rehabilitation and eighteen of the properties, consisting of 1246 units, were new construction.

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

As previously reported, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience significant operating deficits due to occupancy issues and deteriorating market conditions. Occupancy as of March 31, 1999 was 56%. The management agent is trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. However, given the severity of the operating deficits, it is possible that the Fund will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Fund and loss of future benefits associated with this property. The Managing General Partner and Local General Partner are currently in negotiations with the lender. The Managing General Partner is closely monitoring this property.

Occupancy for Broadway Tower, located in Revere, Massachusetts, has improved to 98% as of March 31, 1999. However, the property is still experiencing some operating deficits. As previously reported, in 1997 the Local General Partner successfully negotiated with the local housing authority for Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations and from funding by the Local General Partner. The Managing General Partner continues to closely monitor this property.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, has been experiencing occupancy problems. In 1998, management revised its marketing plan and implemented new leasing policies. Occupancy as of December 31, 1998 remained the same as the previous quarter at 90%. However, the property continues to operate at a deficit. It is possible that Fund Reserves may be required to fund operating deficits. The Managing General Partner and Local General Partner are working together to develop a plan to help mitigate some of the deficits.

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

Findley Place Apartments, located in Minneapolis, MN, has been experiencing operating deficits due to significant capital needs. In November 1998, the Managing General Partners replaced the management company. The Managing General Partner, the Local General Partner and the new management agent are working together to develop a plan that will address the occupancy issues, capital needs and long-term strategy for this property. The Managing General Partner is closely monitoring this property.
 In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 1999, 1998 and 1997.

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

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Fund and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Fund nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of June 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliants; any systems still being updated are not considered significant to the Fund's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Fund. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Fund. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Fund will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Fund has invested in marketable securities with aggregate fair values of $1,183,905 at March 31, 1999; these securities, with rates ranging from 4.87% to 7.27%, do not subject the Fund to significant market risk due to their short term maturities and high liquidity.

In addition, the Fund has invested in United States Treasury obligations with fixed rates ranging from 7.3% to 8.0%. The Partnership will receive a total of $3,290,000 at staggered maturity dates ranging from 2007 to 2010.

The Fund has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments, or other financial instruments.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VI, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street VI, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the Managing General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the Managing General Partner on May 28, 1997. William E. Haynsworth resigned as a Managing Director and Chief Operating Officer of the Managing General Partner on March 23, 1998. Peter G. Fallon resigned as a Vice President of the General Partner on June 1, 1999.

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

     Name                                           Position

Jenny Netzer                         Managing Director and President
Michael H. Gladstone                 Managing Director, Vice President and Clerk
Randolph G. Hawthorne                Managing Director, Vice President and
                                       Chief Operating Officer
James D. Hart                        Chief Financial Officer and Treasurer
Paul F. Coughlan                     Vice President
William E. Haynsworth                Vice President

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

Jenny Netzer, age 43, graduated from Harvard University (B.A.,1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. Ms. Netzer joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team, the firm's Executive Committee. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 42, graduated from Emory University (B.A., 1978) and Cornell University (J.D., M.B.A., 1982). Mr. Gladstone joined Boston Financial in 1985 and is Vice President and General Counsel. He is also a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr. Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, The National Realty Committee, Cornell Real Estate Council, National Housing Conference and the Massachusetts Bar.

Randolph G. Hawthorne, age 49, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). Mr. Hawthorne joined Boston Financial in 1973 and is currently a Vice President responsible for structuring and acquiring real estate investments. Previously, Mr. Hawthorne served as Treasurer of Boston Financial. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1999 and serves as Chief Financial Officer and a member of the Senior Leadership Team Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 55, is a graduate of Brown University (A.B., 1965). Mr. Coughlan joined Boston Financial in 1975 and is currently a Senior Vice President and a member of the Investment Management division with responsibility for marketing institutional investments. Previously, he was national sales manager for Boston Financial's retail tax credit funds. Prior to joining Boston Financial, Mr. Coughlan was an investment broker with Bache & Company and Reynolds Securities, Inc.

William E. Haynsworth, age 59, is a graduate of Dartmouth College (A.B., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Mr. Haynsworth joined Boston Financial in 1977 and is a Senior Vice President responsible for the structuring of real estate investments and the acquisition of property interests. Prior to joining Boston Financial, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team and the Board of Directors of Boston Financial. Mr. Haynsworth has over 25 years of real estate experience.

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

Except as described in the preceding paragraph, neither Arch Street VI, Inc., Arch Street VI Limited Partnership, Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1999 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information required under this Item is contained in Note 6 to the Financial Statements presented as a separate section of this Report. The affiliates of the Managing General Partner which have received fee payments and expense reimbursements from the Fund are as follows:

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

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 (prior to the write-off of Villas de Montellano, the Texas Partnerships and Capitol Park) for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and have been reimbursed to an affiliate of the Managing General Partner. Payments made and expenses reimbursed in each of the three years ended March 31, 1999 are as follows:

                                             1999          1998            1997
                                         -----------     -----------    --------

       Acquisition fees and expenses  $         -     $         -    $    15,990

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $6,533 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee. Amounts earned by the affiliate and payable in each of the three years ended March 31, 1999 are as follows:

                                          1999           1998              1997
                                       -----------     -----------    ----------
       Asset management fees          $   166,952     $   170,028    $   179,719

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the three years ended March 31, 1999 are as follows:

                                            1999           1998            1997
                                         -----------     -----------    --------

        Salaries and benefits
          expense reimbursements      $    79,303     $    95,037    $    92,130

Property Management Fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Pilot House and Preston Place, properties in which the Fund has invested. Fees charged for the three years ended December 31, 1998 are as follows:

                                        1998            1997             1996
                                       -----------     -----------    ----------

        Property Management fees      $    76,877     $    78,722    $    56,739

Lansing  Management  Company  ("LMC"),  an  affiliate  of the  Managing  General
Partner, currently manages Linden Square, a property in which the Fund has invested. Fees charged for the three years ended December 31, 1998 are as follows:

                                         1998           1997             1996
                                      -----------     -----------    ----------

        Property Management fees     $    33,120     $    33,120    $    33,120

LMC is also the management agent for the Texas Partnerships. Fees charged for the three years ended December 31, 1998 are as follows:

                                          1998           1997            1996
                                        -----------     -----------    --------

        Property Management fees     $         -     $     8,268    $     8,845

During 1995, a provision in the Combined Entities' workout agreement came into effect which prohibited property management fees from being charged. During 1996, this provision ended, and fees were again charged.



Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VI, Inc. and Arch Street VI Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions have been paid to the General Partners as of March 31, 1999.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1999 is presented in Note 6 to the Financial Statements.

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

(a)(3) See Exhibit Index contained herein.
(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 1999.

(a)(3)(c)   Exhibits

Number and Description in Accordance with
Item 601 of Regulation S-K

   27.  Financial Data Schedule

   28.  Additional Exhibits

        (a)    28.1 Reports of Other Independent Auditors
        (b)    Audited financial statements of Local Limited Partnerships

              None


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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VI, Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne              Date:    June 24, 1999
           ------------------------------                 ---------------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/ Randolph G. Hawthorne              Date:    June 24, 1999
           ------------------------------                 ---------------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone             Date:    June 24, 1999
           ------------------------------               ------------------------
           Michael H. Gladstone,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999

INDEX

                                    Page No.


   Report of Independent Accountants
     For the years ended March 31, 1999, 1998 and 1997                       F-2

   Combined Financial Statements:

     Combined Balance Sheets - March 31, 1999 and 1998                       F-3

     Combined Statements of Operations - For the Years
       ended March 31, 1999, 1998 and 1997                                   F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the Years ended March 31, 1999, 1998 and 1997                     F-6

     Combined Statements of Cash Flows - For the Years
       ended March 31, 1999, 1998 and 1997                                   F-7

     Notes to Combined Financial Statements                                  F-9

   Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated
       Depreciation                                                         F-21


Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund Plus, A Limited Partnership:

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain local limited partnerships for which total assets of $15,061,725 and $16,285,431, are included in these financial statements as of March 31, 1999 and 1998, respectively, and for which net losses of $1,106,095, 1,263,876, and $2,247,934 are included in the accompanying financial statements as of March 31, 1999, 1998, 1997, respectively. . Those statements were audited by other auditors whose reports to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examing, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.


/s/PricewaterhouseCoopers, LLP
June 18, 1999
Boston, Massachusetts

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                             COMBINED BALANCE SHEETS

                             March 31, 1999 and 1998

                                                                                  1999                1998
                                                                             -------------       ---------

Assets

Cash and cash equivalents                                                    $      87,134       $     216,829
Marketable securities, at fair value (Note 3)                                    1,183,905           1,401,639
Other investments (Note 5)                                                       1,547,625           1,432,375
Investments in Local Limited Partnerships, net of
   reserve for valuation of $1,554,780 in 1999 and 1998 (Note 4)                14,789,600          16,342,634
Advances to affiliate                                                               30,000                   -
Other assets                                                                        15,257              21,859
                                                                             -------------       -------------
     Total Assets                                                            $  17,653,521       $  19,415,336
                                                                             =============       =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 6)                                      $   1,211,216       $   1,042,390
Accounts payable and accrued expenses                                               25,596             357,328
                                                                             -------------       -------------
     Total Liabilities                                                           1,236,812           1,399,718
                                                                             -------------       -------------

Commitments (Note 7)

General, Initial and Investor Limited Partners' Equity                          16,412,044          18,009,741
Net unrealized gain on marketable securities                                         4,665               5,877
                                                                             -------------       -------------
     Total Partners' Equity                                                     16,416,709          18,015,618
                                                                             -------------       -------------

     Total Liabilities and Partners' Equity                                  $  17,653,521       $  19,415,336
                                                                             =============       =============

The accompanying notes are an integral part of these combined financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 1999, 1998 and 1997

                                                             1999              1998              1997
                                                        -------------     ------------       --------
Revenue:
   Rental                                               $           -     $     85,552       $    120,829
   Investment                                                  60,160           91,226             81,379
   Accretion of Original Issue Discount (Note 5)              115,250          106,661             98,713
   Other                                                       26,366           19,047             54,937
                                                        -------------     ------------       ------------
     Total Revenue                                            201,776          302,486            355,858
                                                        -------------     ------------       ------------

Expenses:
   Asset management fees, related party (Note 6)              166,952          170,028            179,719
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $79,303, $95,037 and $92,130) (Note 6)                 193,976          194,458            217,169
   Rental operations, exclusive of depreciation                     -           61,983             80,307
   Property management fees, related party (Note 6)                 -            8,268              8,845
   Interest                                                         -           20,532             34,791
   Bad debt expense (recovery)                                (10,368)          32,665                  -
   Provision for valuation of investments
    in Local Limited Partnerships                                   -        1,554,780                  -
   Depreciation                                                     -           52,185             70,664
   Amortization                                                28,860           32,135             41,517
                                                        -------------     ------------       ------------
     Total Expenses                                           379,420        2,127,034            633,012
                                                        -------------     ------------       ------------

Loss before equity in losses of Local Limited
   Partnerships,  minority interest,
   loss on liquidation of interest in Local
   Limited Partnership and extraordinary item                (177,644)      (1,824,548)          (277,154)

Equity in losses of Local Limited
   Partnerships (Note 4)                                   (1,420,053)      (1,546,727)        (2,546,404)

Minority interest in (income) losses of
   Local Limited Partnerships                                       -             (685)               706

Loss on liquidation of interest
   in Local Limited Partnership (Note 8)                            -           (4,182)                 -
                                                        -------------     ------------       ------------

Net loss before extraordinary item                         (1,597,697)      (3,376,142)        (2,822,852)

Extraordinary gain on cancellation
   of indebtedness (Note 8)                                         -           73,252                  -
                                                        -------------     ------------       ------------

Net Loss                                                $  (1,597,697)    $ (3,302,890)      $ (2,822,852)
                                                        =============     ============       ============

The accompanying notes are an integral part of these combined financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  COMBINED STATEMENTS OF OPERATIONS (continued)

                For the Years Ended March 31, 1999, 1998 and 1997


                                                             1999             1998              1997
                                                        -------------     ------------       -------

Netincome (loss) before  extraordinary
   item  allocated to the Limited  Partners
   per Limited Partnership Unit:
     Class A Unit (34,643 Units)                        $      (45.82)    $     (93.16)      $    (78.15)
                                                        =============     ============       ===========
     Class B Unit (3,290 Units)                         $        2.04     $     (34.65)      $    (26.26)
                                                        =============     ============       ===========
Extraordinary  gain on  cancellation  of
   indebtedness  allocated to the Limited
   Partners per Limited Partnership Unit:
     Class A Unit (34,643 Units)                        $           -     $       1.96       $         -
                                                        =============     ============       ===========
     Class B Unit (3,290 Units)                         $           -     $       1.41       $         -
                                                        =============     ============       ===========
Net Income (Loss) per Limited Partnership Unit:
     Class A Unit (34,643 Units)                        $      (45.82)    $     (91.20)      $    (78.15)
                                                        =============     ============       ===========
     Class B Unit (3,290 Units)                         $        2.04     $     (33.24)      $    (26.26)
                                                        =============     ============       ===========
The accompanying notes are an integral part of these combined financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

         COMBINED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                For the Years Ended March 31, 1999, 1998 and 1997


                                                          Investor      Investor           Net
                                              Initial      Limited       Limited       Unrealized
                                   General    Limited     Partners,     Partners,         Gains
                                  Partners    Partner      Class A      Class B         (Losses)         Totals

Balance at March 31, 1996       $  (87,810) $   5,000  $   21,520,888  $ 2,697,405    $     2,035    $   24,137,518
                                ----------  ---------  --------------  -----------    -----------    --------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable
     securities available for sale          -          -               -              -              (3,626)               (3,626)
   Net Loss                        (29,216)         -      (2,707,239)     (86,397)             -        (2,822,852)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Loss                 (29,216)         -      (2,707,239)     (86,397)        (3,626)       (2,826,478)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at March 31, 1997         (117,026)     5,000      18,813,649    2,611,008         (1,591)       21,311,040
                                ----------  ---------  --------------  -----------    -----------    --------------

Comprehensive Income (Loss):
   Net change in net unrealized
     losses on marketable
     securities available for sale          -          -               -              -              7,468                 7,468
   Net Loss                        (34,096)         -      (3,159,426)    (109,368)             -        (3,302,890)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Income (Loss)        (34,096)         -      (3,159,426)    (109,368)         7,468        (3,295,422)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at March 31, 1998         (151,122)     5,000      15,654,223    2,501,640          5,877        18,015,618
                                ----------  ---------  --------------  -----------    -----------    --------------

Comprehensive Income (Loss):
   Net change in net unrealized
     gains on marketable
     securities available for sale          -          -               -              -              (1,212)               (1,212)
   Net Income (Loss)               (17,130)         -      (1,587,285)       6,718              -        (1,597,697)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Income (Loss)        (17,130)         -      (1,587,285)       6,718         (1,212)       (1,598,909)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at March 31, 1999       $ (168,252) $   5,000  $   14,066,938  $ 2,508,358    $     4,665    $   16,416,709
                                ==========  =========  ==============  ===========    ===========    ==============
The accompanying notes are an integral part of these combined financial statements.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 1999, 1998 and 1997

                                                                   1999             1998              1997
                                                              -------------     -------------    ---------

Cash flows from operating activities:
Net Loss                                                      $  (1,597,697)    $  (3,302,890)   $  (2,822,852)
 Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Accretion of Original Issue Discount                          (115,250)         (106,661)         (98,713)
     Equity in losses of Local Limited Partnerships               1,420,053         1,546,727        2,546,404
     Bad debt expense                                                     -            32,665                -
     Extraordinary gain on cancellation of indebtedness                   -           (73,252)               -
     Loss on transfer and liquidation of interest
           in Local Limited Partnerships                                  -             4,182                -
     Provision for valuation of investments
       in Local Limited Partnerships                                      -         1,554,780                -
     Gain on sales and maturities of
       marketable securities                                         (5,607)           (3,130)            (396)
     Minority interest in income (losses) of
       Local Limited Partnerships                                         -               685             (706)
     Depreciation and amortization                                   28,860            84,320          112,181
     Increase (decrease) in cash arising from
      changes in operating assets and liabilities:
       Accounts receivable                                                -             7,943           14,245
       Mortgagee escrow deposits                                          -            13,345          (13,345)
       Tenant security deposits                                           -             3,639           (3,634)
       Other assets                                                   6,602           (25,447)          (6,430)
       Accounts payable to affiliates                               168,826           163,051          195,920
       Accounts payable and accrued expenses                       (331,732)          326,667            7,794
       Accrued interest                                                   -                 -           (1,879)
       Security deposits payable                                          -            (3,639)           1,614
                                                              -------------     -------------    -------------
Net cash provided by (used for) operating activities               (425,945)          222,985          (69,797)
                                                              -------------     -------------    -------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                       (100,000)          (59,640)               -
   Return of investment in Local Limited
     Partnership                                                          -                 -           18,929
   Advances to affiliate                                            (30,000)          (24,173)               -
   Purchases of marketable securities                              (700,187)       (1,794,815)        (890,245)
   Proceeds from sales and maturities of
     marketable securities                                          922,316         1,402,469          683,419
   Payment of acquisition expenses                                        -                 -          (15,990)
   Cash distributions received from Local
     Limited Partnerships                                           204,121            90,599          196,602
   Adjustment to cash upon liquidation
     of general partner interest in a
     Combined Entity                                                      -            (2,115)               -
   Purchase of rental property                                            -                 -         (260,604)
                                                              -------------     -------------    -------------
Net cash provided by (used for) investing activities                296,250          (387,675)        (267,889)
                                                              -------------     -------------    -------------


                   BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  COMBINED STATEMENTS OF CASH FLOWS (continued)

                For the Years Ended March 31, 1999, 1998 and 1997



                                                                  1999                  1998            1997
                                                             -------------      ------------     --------
Cash flows from financing activities:
   Proceeds from mortgage notes payable                                 -                  -          233,487
   Payment of mortgage notes payable                                    -                  -           (3,473)
                                                            -------------       ------------     ------------
 Net cash provided by financing activities                              -                  -          230,014
                                                            -------------       ------------     ------------

Net decrease in cash and cash
   equivalents                                                   (129,695)          (164,690)        (107,672)

Cash and cash equivalents, beginning of year                      216,829            381,519          489,191
                                                            -------------       ------------     ------------

Cash and cash equivalents, end of year                      $      87,134       $    216,829     $    381,519
                                                            =============       ============     ============

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                  $           -        $     22,275     $     36,670
                                                           =============        ============     ============

The accompanying notes are an integral part of these combined financial statements.
Non-cash disclosure:

See Note 8 for discussion on the change in control of certain Local Limited Partnerships.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                   NOTES TO THE COMBINED FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions.

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

 BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


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

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1999, the Managing General Partner has designated approximately $989,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation and Combination

The Fund accounts for its investments in Local Limited Partnerships with the exception of the Combined Entities through the date of disposition using the equity method of accounting because the Fund does not have a majority control over the major operating and financial policies of the Local Limited Partner-ships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnership, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnership beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment value has been reduced to zero, the losses will be suspended to be used against future income. Distributions received
from  Local  Limited   Partnerships whose  respective investment value has been
reduced to zero are included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

In October of 1993, an affiliate of the Fund's Managing General Partners, BF Texas Limited Partnership, became an additional Local General Partner in three Local Limited Partnerships (the "Texas Partnerships"). As such, as of November 1, 1993, the Fund was deemed to have a controlling financial interest over the Texas Partnerships, as set forth in paragraph 22 of ARB 51. During the year ended March 31, 1996, control of two of these Texas Partnerships was transferred to unrelated parties, and as such, as of that date, these Local Limited Partnerships were accounted for on the equity method (see Note 8). During the year ended March 31, 1997, the Managing General Partner transferred all of the assets of these two Texas Partnerships subject to their liabilities to unaffiliated entities. As previously reported, as of March 31, 1998 the Managing General Partner transferred all of the assets of the remaining Combined Entity, Leatherwood, subject to its liabilities, to an unaffiliated entity.

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

The General Partner has decided to report results of the Local Limited Partnerships on a 90-day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1998, 1997 and 1996. As used herein, the "Combined Entities" refers to the Texas Partnership, prior to the transfer of control and ownership referenced above.

The Fund recognizes a decline in the carrying value of its investments in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

Cash Equivalents

Cash equivalents consist of short-term highly liquid money market instruments with original maturities of 90 days or less at acquisition and approximate fair value.

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

Rental Property

Real estate and personal property of the Combined Entity prior to the date of disposition were recorded at cost. Valuation allowances were established when the carrying value of such assets exceeds their estimated recoverable amounts. Depreciation was computed using the straight-line method over the estimated useful lives of the assets of 7 to 40 years. Maintenance and repairs were charged to expense as incurred.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

                BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Rental Income

Rental income, principally from short-term leases on the Combined Entity's apartment units prior to date of disposition, was recognized as income under the accrual method of accounting as rents became due.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Fund adopted the new standard effective April 1, 1998, and its adoption did not have a significant effect on the Fund's financial position or results of operations. The only component of the Fund's other accumulated comprehensive income is net unrealized gains and losses on marketable securities.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Fund's assets and liabilities, which qualify as financial instruments under SFAS No. 107, approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                           $ 1,017,944        $   5,104      $     (748)      $ 1,022,300

Mortgage backed securities                    161,296              628            (319)          161,605
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 1999                      $ 1,179,240        $   5,732      $   (1,067)      $ 1,183,905
                                          ===========        =========      ==========       ===========


                  BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

A summary of marketable securities is as follows:
                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value
Debt securities issued by
   the US Treasury and other
   US government corporation
   and agencies                           $ 1,288,646        $   7,069      $   (1,190)      $ 1,294,525

Mortgage backed securities                    107,116              267            (269)          107,114
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 1998                      $ 1,395,762        $   7,336      $   (1,459)      $ 1,401,639
                                          ===========        =========      ===========      ===========

The contractual maturities at March 31, 1999 are as follows:
                                                                            Fair
                                                   Cost                    Value

Due in less than one year                    $   468,798             $   470,765
Due in one year to five years                    549,146                 551,535
Mortgage backed securities                       161,296                 161,605
                                             -----------             -----------
                                             $ 1,179,240             $ 1,183,905
                                             ===========             ===========


Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $525,000, $592,000 and $276,000 in fiscal years 1999, 1998 and 1997, respectively.
Proceeds from the maturities of marketable securities were approximately $397,000, $810,000 and $407,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Included in investment income are gross gains of $6,095, $3,540 and $1,252 and gross losses of $488, $410 and $856 that were realized on these sales in fiscal years 1999, 1998 and 1997, respectively, and are included in investment income in the combined statements of operations.

4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in twenty-five Local Limited Partnerships, excluding the Combined Entities (see
Note 8). Each of these Local Limited Partnerships owns and operates multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest, except for Livingston Arms, Metropolitan and New Garden Place, in which 82%, 98.75% and 97.9% interests have been acquired, respectively, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entities, at March 31:
                                                               1999                1998                 1997
Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                            $  26,857,518      $    26,757,518      $  28,192,878

Cumulative equity in losses of Local Limited
   Partnerships (excluding unrecognized
   losses of $206,380 and 1,114,301 in 1999
   and 1997, respectively)                                   (10,823,020)          (9,402,967)        (9,388,746)

Cash distributions received from Local Limited
   Partnerships                                                 (626,004)            (421,883)          (331,284)
                                                           -------------      ---------------      -------------

Investments in Local Limited Partnerships
   before adjustments                                         15,408,494           16,932,668         18,472,848

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                               1,122,226            1,122,226          1,168,545

   Accumulated amortization of acquisition
     fees and expenses                                          (186,340)            (157,480)          (129,976)
                                                           -------------      ---------------      -------------
                                                              16,344,380           17,897,414         19,511,417

Reserve for valuation                                         (1,554,780)          (1,554,780)                 -
                                                           -------------      ---------------      -------------
Investments in Local Limited Partnerships                  $  14,789,600      $    16,342,634      $  19,511,417
                                                           =============      ===============      =============

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

As discussed in Notes 2 and 8, as of March 31, 1998, the Managing General Partner transferred all of the assets of the Texas Partnerships (Tamaric, Northwest and Leatherwood), subject to their liabilities, to unaffiliated entities.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

4.   Investments in Local Limited Partnerships (continued)

As  discussed  in Note 8, as of March 31, 1998,  the  Managing  General  Partner
 transferred all of the assets of Capitol Park subject to its liabilities to an affiliated entity.

Summarized financial information as of December 31, 1998, 1997 and 1996 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Fund has invested as of that date (excluding the Combined Entities through the date of disposition) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                1998                1997             1996
                                                            ------------        ------------     --------
Assets:
   Investment property, net                                 $ 69,053,346        $ 71,413,801     $ 74,654,414
   Current assets                                              2,039,137           1,948,305        1,297,435
   Other assets                                                3,869,751           4,084,126        5,621,032
                                                            ------------        ------------     ------------
     Total Assets                                           $ 74,962,234        $ 77,446,232     $ 81,572,881
                                                            ============        ============     ============

Liabilities and Partners' Equity:
   Current liabilities (includes current portion
     of long-term debt)                                     $  2,961,881        $  2,670,740     $  4,132,210
   Long-term debt                                             52,855,222          53,816,347       56,134,225
   Other debt                                                  2,630,760           2,402,905        2,245,256
                                                            ------------        ------------     ------------
     Total Liabilities                                        58,447,863          58,889,992       62,511,691

Fund's Equity                                                 14,927,073          16,763,725       17,448,026
Other Partners' Equity                                         1,587,298           1,792,515        1,613,164
                                                            ------------        ------------     ------------
     Total Liabilities and Partners' Equity                 $ 74,962,234        $ 77,446,232     $ 81,572,881
                                                            ============        ============     ============


Summarized Income Statements -
for the years ended December 31,

Rental and other income                                     $ 10,265,533        $ 10,191,319     $ 10,410,334
                                                            ------------        ------------     ------------

Expenses:
   Operating                                                   5,541,256           5,370,009        7,389,352
   Interest                                                    3,563,300           3,558,581        3,775,340
   Depreciation and amortization                               2,812,942           2,837,510        2,952,750
                                                            ------------        ------------     ------------
     Total Expenses                                           11,917,498          11,766,100       14,117,442
                                                            ------------        ------------     ------------

     Net Loss                                               $ (1,651,965)       $ (1,574,781)    $ (3,707,108)
                                                            ============        ============     ============

Fund's share of Net Loss                                    $ (1,626,433)       $ (1,546,727)    $ (3,660,705)
                                                            ============        ============     ============
Other partners' share of Net Loss                           $    (25,532)       $    (28,054)    $    (46,403)
                                                            ============        ============     ============

For the year ended March 31, 1999, the Fund has not recognized $206,380 of equity in losses relating to three Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

The Fund's equity as reflected by the Local Limited Partnerships of $14,927,073 differs from the Fund's investments in Local Limited Partnerships before adjustment of $15,408,494 primarily because of differences in the accounting treatment of miscellaneous items.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 1999 and 1998 is composed of the following:

                                                         1999             1998
                                                      ------------       -------

   Aggregate cost of Treasury STRIPS               $   918,397       $   918,397
   Accumulated accretion of
     Original Issue Discount                           629,228           513,978
                                                   -----------       -----------
                                                   $ 1,547,625        $1,432,375
                                                   ===========        ==========

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

An affiliate of the Managing General Partner currently receives the base amount of $6,533 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee for administering the affairs of the Fund. Included in the combined statements of operations for the years ended March 31, 1999, 1998 and 1997 is $166,952, $170,028 and $179,719, respectively, of fees earned by the affiliate. At March 31, 1999 and 1998, the affiliate is due $1,195,815 and $1,028,863, respectively, for these fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $79,303, $95,037 and $92,130, respectively, that has been paid or is payable by the Fund as reimbursements for salaries and benefits expenses. At March 31, 1999 and 1998, $15,401 and $13,527, respectively, is payable to an affiliate of the Managing General Partner.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Pilot House and Preston Place, properties in which the Fund has invested. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $76,877, $78,722 and $56,739 of fees earned by BFPM for the years ended December 31, 1998, 1997 and 1996, respectively.

Lansing  Management  Company  ("LMC"),  an  affiliate  of the  Managing  General
Partner, currently manages Linden Square, a property in which the Fund has invested. Included in operating expenses in the summarized income statements in
Note 4 to the Financial Statements is $33,120, $33,120 and $33,120 of fees earned by LMC for the years ended December 31, 1998, 1997 and 1996, respectively.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


6.   Transactions with Affiliates (continued)

LMC was also the management agent for the Texas Partnerships. Included in the combined statements of operations is $8,268 and $8,845 of fees earned by BFPM for the years ended December 31, 1997 and 1996, respectively.

7.   Commitments

At March 31, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investment in a Local Limited Partnership. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreement and total approximately $240,000.

8.   Transfer and Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of two of the Texas Partnerships (Tamaric and Northwest), subject to their liabilities, to unaffiliated entities. The two Texas Partnerships were transferred to new owners effective May 31, 1996.

On September 23, 1997, the Managing General Partner transferred all of the assets of the remaining Texas Partnership, Leatherwood, subject to its liabilities, to an unaffiliated entity. For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $4,182 and extraordinary gain on cancellation of indebtedness of $73,252 were recognized in the year ended March 31, 1998 as a result of this transfer. For tax purposes, this event resulted in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership resulted in a nominal recapture of tax credits, since Leatherwood represented only 0.6% of the Partnership's tax credits.

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of Phoenix Housing, Primrose and Sycamore to the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Fund's remaining interest to the local general partner any time after one year has elapsed. For financial reporting purposes, the Fund has written down the remaining carrying value of these investments in Local Limited Partnerships to zero, because it is unknown as to whether the Fund will be able to recover its remaining invested balances. The Fund will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

As previously reported, the Local General Partner of Capitol Park in Oklahoma City, Oklahoma filed a Chapter 7 liquidation plan for the property during the second quarter of 1997. The Chapter 7 filing was dismissed by the Bankruptcy Court after its review. Therefore, the Fund recognized tax credit recapture, plus interest, and the allocation of taxable income to the Fund, which was reflected on the 1997 tax return. The Fund's carrying value of this investment for financial reporting purposes was zero; therefore, the transfer had no impact on the Fund's operating results.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


9.   Federal Income Taxes

A  reconciliation  of the loss reported in the Combined  Statements of
Operations  for the fiscal years ended March 31, 1999,  1998  and 1997 to the loss reported for federal income tax purposes for the years ended December 31,
1998, 1997 and 1996 is as follows:
                                                               1999                   1998               1997
                                                           -------------          ------------      ---------

Net Loss per Combined Statement of Operations              $  (1,597,697)         $ (3,302,890)     $ (2,822,852)

   Adjustment to reflect March 31 fiscal year end
     to December 31 tax year end                                (413,357)               49,839           (26,333)

   Adjustment  for  equity  in  losses  of Local
     Limited  Partnerships  for tax purposes under
     (over) equity in losses for financial
     reporting purposes                                         (619,737)           (1,386,665)        1,347,065

   Equity in loss of Local Limited Partnership
     not recognized for financial reporting purposes                   -                     -        (1,114,301)

   Provision for valuation of investments in
     Local Limited Partnerships not deductible
     for tax purposes                                                   -            1,554,780                 -

   Expenses deductible for tax
     purposes not deductible for
     financial reporting tax purposes                                   -              (53,513)          (13,456)

   Related party expenses not paid at December 31,
     not deductible for tax purposes                              168,159              170,651           177,436

   Adjustment for amortization for tax purposes
     over amortization for financial reporting purposes           (11,948)             (10,314)          (10,204)
                                                           --------------       --------------      ------------

Net Loss for federal income tax purposes                   $   (2,474,580)      $   (2,978,112)     $ (2,462,645)
                                                           ==============       ==============      ============


The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 1999 are as follows:

                                                           Financial             Tax
                                                             Reporting          Reporting
                                                             Purposes           Purposes             Differences

Investments in Local Limited Partnerships                  $  14,789,600     $  13,008,202        $      1,781,398
                                                           =============     =============        ================
Other assets                                               $   2,863,921     $   8,034,037        $     (5,170,116)
                                                           =============     =============        =================
Liabilities                                                $   1,236,812     $      21,780        $      1,215,032
                                                           =============     =============        =================

The differences in the assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approx-imately $3,221,000 greater than for financial reporting purposes, ii) organi-zational and offering costs of approximately $5,132,000 that have been capital-ized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes; and iii) related party expenses hich are deductible for financial reporting purposes of approximately $1,196,000 but which are not deductible for tax reporting purposes.

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


9.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

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
                                                           =============     =============        ================

The differences in the assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approxi-mately $2,602,000 greater than for financial reporting purposes; ii) organiza-tional and offering costs of approximately $5,132,000 that have been capital-ized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes; and iii) related party expenses which are deductible for financial reporting purposes of approximately $1,029,000 but which are not deductible for tax reporting purposes.

Boston Financial Tax Credit Fund Plus, A Limited Partnership Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships Which Registrant has Invested at March 31, 1999

                               COST OF INTEREST AT
                                ACQUISITION DATE
                       ------------------------------------

                                                                                              NET IMPROVEMENTS
                                 NUMBER        TOTAL                          BUILDINGS /        CAPITALIZED
                                   OF         ENCUM-                          IMPROVEMENTS      SUBSEQUENT TO
DESCRIPTION                       UNITS     BRANCES***          LAND          & EQUIPMENT        ACQUISITION
Low and Moderate
   Income Apartment Complexes

Village Oaks/Leatherwood  (4)
  Yoakum, TX
Tamaric Apartments (3)
  Cedar Park, TX
Northwest Apartments (3)
  Georgetown, TX
Pilot House                           132      $3,274,745         $382,800         $5,680,595           $58,737
  Newport News, VA
Jardines                               60       2,615,980           90,000          3,204,272            97,565
  Juncos,Puerto Rico
Livingston Arms                        25         508,678           50,820          1,827,287          (23,683)
  Poughkeepsie, NY
Broadway Towers                        92       5,949,116          352,627          6,929,593           290,454
  Revere, MA
Phoenix Housing                        40       1,900,000           46,000          2,563,267             4,755
  Moorhead, MN
Cottages of Aspen                     114       4,705,000          413,024          4,375,829         1,297,606
  Oakdale, MN
45th & Vincennes                       19         656,840            5,173          1,320,445            27,647
  Chicago, IL
Long Creek Court                       14         552,994           20,000            686,849             8,779
  Kittrell, NC
Atkins Glen                            24         954,385           18,000          1,032,162           131,176
  Stoneville, NC
Tree Trail                            108       2,657,996          160,000          5,076,748         (126,277)
  Gainesville, FL
Meadow Wood                            88       2,635,392          240,300          4,175,452          (94,618)
  Smyrna,TN
Primrose                               48       1,087,211          234,269          1,704,025          (47,389)
  Grand Forks, ND
Sycamore                               48       1,260,376          143,966          1,677,505           186,912
  Sioux Falls, SD
Preston Place                         120       3,179,766        1,147,522          4,402,487           326,321
  Winchester, VA
Kings Grant Court                      36         896,673           43,000          1,664,102            10,726
  Statesville, NC
Chestnut Plains                        24         596,294           29,750            935,968             5,065
  Winston-Salem, NC
Capitol Park (5)
  Oklahoma City, OK
Bancroft Street                        97       1,304,726           51,289          2,366,139            39,417
  Toledo, OH
Hudson Square                          82         828,933           16,500          1,325,732             6,734
  Baton Rouge, LA
Walker Woods II                        19         818,895          120,263          1,292,998          (10,562)
  Dover, DE


Boston Financial Tax Credit Fund Plus, A Limited Partnership Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships Which Registrant has Invested at March 31, 1999
                          GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998
                   -------------------------------------------------------------

                                                                                                        LIFE ON
                                                                                                         WHICH
                                                 BUILDINGS                                           DEPRECIATION
                                 LAND AND           AND                     ACCUMULATED     DATE      IS COMPUTED      DATE
DESCRIPTION                    IMPROVEMENTS     IMPROVEMENTS     TOTAL     DEPRECIATION     BUILT       (YEARS)      ACQUIRED
-----------                    ------------     ------------     -----     ------------     -----       -------      --------

Low and Moderate
   Income Apartment
Complexes

Village Oaks/Leatherwood
(4)
  Yoakum, TX
Tamaric Apartments (3)
  Cedar Park, TX
Northwest Apartments (3)
  Georgetown, TX
Pilot House                          $382,800       $5,739,332 $6,122,132      $1,096,189 12/31/92     8, 20, 40     02/25/92
  Newport News, VA
Jardines                               90,000        3,301,837  3,391,837         684,976 02/28/92       5, 35       04/14/92
  Juncos,Puerto Rico
Livingston Arms                        50,820        1,803,604  1,854,424         434,954 05/01/92     5-7, 27.5     05/01/92
  Poughkeepsie, NY
Broadway Towers                       352,627        7,220,047  7,572,674       1,397,692 09/30/91     5-10, 40      06/02/92
  Revere, MA
Phoenix Housing                        46,000        2,568,022  2,614,022         435,627 09/30/92      10, 40       07/06/92
  Moorhead, MN
Cottages of Aspen                     273,023        5,813,436  6,086,459       1,155,333 11/30/92    7, 15-27.5     07/02/92
  Oakdale, MN
45th & Vincennes                        5,173        1,348,092  1,353,265         327,103 01/04/93   Useful Lives    06/26/92
  Chicago, IL
Long Creek Court                       20,000          695,628    715,628         109,165 01/01/92   Useful Lives    07/01/92
  Kittrell, NC
Atkins Glen                            14,000        1,167,338  1,181,338         172,292 01/15/93   Useful Lives    07/01/92
  Stoneville, NC
Tree Trail                            160,000        4,950,471  5,110,471       1,200,104 12/18/92      10, 30       10/30/92
  Gainesville, FL
Meadow Wood                           240,300        4,080,834  4,321,134       1,045,392 07/20/92      10, 30       10/30/92
  Smyrna,TN
Primrose                              186,602        1,704,303  1,890,905         260,203 12/28/92       7, 40       12/09/92
  Grand Forks, ND
Sycamore                              143,966        1,864,417  2,008,383         310,208 02/28/93       7, 40       12/17/92
  Sioux Falls, SD
Preston Place                       1,180,617        4,695,713  5,876,330       1,007,181 10/01/93     8, 20, 40     12/21/92
  Winchester, VA
Kings Grant Court                      43,000        1,674,828  1,717,828         459,126 07/30/92     15 - 27.5     12/23/92
  Statesville, NC
Chestnut Plains                        29,750          941,033    970,783         231,152 09/30/90     5, 10, 40     12/24/92
  Winston-Salem, NC
Capitol Park (5)
  Oklahoma City, OK
Bancroft Street                        51,289        2,405,556  2,456,845         508,381 12/18/92   Useful Lives    12/31/92
  Toledo, OH
Hudson Square                          16,500        1,332,466  1,348,966         323,578 11/30/92    4-10, 27.5     03/08/93
  Baton Rouge, LA
Walker Woods II                       233,263        1,169,436  1,402,699         300,536 10/29/93    7, 16, 27.5    06/11/93
  Dover, DE



Boston Financial Tax Credit Fund Plus, A Limited Partnership Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships Which Registrant has Invested at March 31, 1999
                               COST OF INTEREST AT
                                ACQUISITION DATE
                       ------------------------------------


                                                                                              NET IMPROVEMENTS
                                 NUMBER        TOTAL                          BUILDINGS /        CAPITALIZED
                                   OF         ENCUM-                          IMPROVEMENTS      SUBSEQUENT TO
DESCRIPTION                       UNITS     BRANCES***          LAND          & EQUIPMENT        ACQUISITION

Low and Moderate
   Income Apartment Complexes
Vista Villa                           100       4,326,013               10          3,475,268         2,943,659
  Saginaw County, MI
Metropolitan Apartments                69       2,068,298           40,000          2,569,593         1,946,582
  Chicago, IL
Carolina Woods II                      40         890,202          100,189            694,813         1,011,026
  Greensboro, NC
Linden Square                         120       5,114,822          285,000            767,091         5,854,210
  Genesee County, MI
New Garden Place                       76       2,267,591           95,000          3,396,078                 0
  Gilmer, NC
Findley Place Apts                     89       2,720,000           64,787          3,465,022           111,828
  Minneapolis, MN

                                --------------------------------------------------------------------------------
                                ================================================================================
TOTAL                               1,684     $53,770,926       $4,150,289        $66,609,320       $14,056,670
                                ================================================================================


Boston Financial Tax Credit Fund Plus, A Limited Partnership Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships Which Registrant has Invested at March 31, 1999
                         GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998
                ---------------------------------------------------------------

                                                                                                             WHICH
                                                    BUILDINGS                                            DEPRECIATION
                                    LAND AND           AND                      ACCUMULATED      DATE     IS COMPUTED      DATE
DESCRIPTION                       IMPROVEMENTS     IMPROVEMENTS      TOTAL      DEPRECIATION    BUILT       (YEARS)      ACQUIRED
-----------                       ------------     ------------      -----      ------------    -----       -------      --------

Low and Moderate
   Income Apartment Complexes
Vista Villa                              773,930        5,645,007   6,418,937        1,230,659 10/20/94  5-7, 15, 27.5   08/04/93
  Saginaw County, MI
Metropolitan Apartments                   40,000        4,516,175   4,556,175          892,513 08/30/94  Useful Lives    08/19/93
  Chicago, IL
 Carolina Woods II                       100,189        1,705,839   1,806,028          187,992 08/19/94  Useful Lives    10/11/93
  Greensboro, NC
Linden Square                            319,130        6,587,171   6,906,301          741,070 12/31/94  Useful Lives    10/29/93
  Genesee County, MI
New Garden Place                         186,314        3,304,764   3,491,078          636,230 08/15/94   7, 15, 27.5    06/24/94
  Gilmer, NC
Findley Place Apts                       120,737        3,520,900   3,641,637          615,277 11/28/94  5-7, 15, 27.5   07/15/94
  Minneapolis, MN

                                ---------------------------------------------------------------
                                ===============================================================
TOTAL                                 $5,060,030      $79,756,249 $84,816,279      $15,762,933
                                ===============================================================

 (1) The aggregate cost for Federal Income Tax purposes is approximately $85,214,000.

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

Summary of property owned and accumulated depreciation:

Property Owned December 31, 1998
-----------------------------------------------------------------------
Balance at beginning of period                              $84,509,362
      Additions during period:
      Other acquisitions                          69,255
      Improvements etc.                          237,662
                                            -------------
                                                               306,917
   Deductions during period:
      Cost of real estate and fixed assets             0
      sold
      Write off of properties transferred              0
      Reclassification to intangible assets            0
                                            -------------
                                                                     0

                                                         ==============
Balance at close of period                                 $84,816,279
                                                         ==============

Property Owned December 31, 1997
-----------------------------------------------------------------------
Balance at beginning of period                             $85,046,368
      Additions during period:
      Other acquisitions                          37,008
      Improvements etc.                          162,930
                                            -------------
                                                               199,938

   Deductions during period:
      Write off of Properties transferred    (1,546,760)
      (4)
      Write off of Properties transferred      (736,944)
      (5)
      Eliminations Texas Partnerships 1996     1,546,760
                                            -------------
                                                             (736,944)

                                                         ==============
Balance at close of period                                 $84,509,362
                                                         ==============

Property Owned December 31, 1996
-----------------------------------------------------------------------
Balance at beginning of period                            $88,196,508
      Additions during period:
      Other acquisitions                           6,240
      Improvements etc.                          469,103
                                            -------------
                                                               475,343

   Deductions during period:
      Disposals                                 (24,964)
      Impairment of assets (5)               (2,455,826)
      Write off of Properties transferred      (884,089)
      (3)
      Eliminations Texas Partnerships 1996   (1,546,760)
      Eliminations Texas Partnerships 1995     1,286,156
                                            -------------
                                                           (3,625,483)

                                                         ==============
Balance at close of period                                 $85,046,368
                                                         ==============


Accumulated Depreciation December 31, 1998
------------------------------------------------------
Balance at beginning of period            $13,095,561
  Additions during period:                          0
     Depreciation                           2,667,372
Impairment of assets                                0

Balance at close of period                $15,762,933
                                         =============








Accumulated Depreciation December 31, 1997
------------------------------------------------------
Balance at beginning of period $10,391,954 Additions during period:
     Depreciation                           2,772,759
Write off of Properties transferred (4)     (819,363)
Write off of Properties transferred (5)      (69,152)
Eliminations Texas Partnerships 1996          819,363
                                         -------------
                                         =============
Balance at close of period                $13,095,561
                                         =============








Accumulated Depreciation December 31, 1996
------------------------------------------------------
Balance at beginning of period $8,230,924 Additions during period:
     Depreciation                           2,916,742
Impairment of assets                        (596,212)
Write off of Properties transferred (3)      (88,836)
Eliminations Texas Partnerships 1996        (819,363)
Eliminations Texas Partnerships 1995          748,694
                                         -------------
                                         =============
Balance at close of period                $10,391,949
                                         =============

Carolina



[Letterhead]

[LOGO]
HALBERT, KATZ & CO., P.C.
Philadelphia, Pennsylvania

INDEPENDENT AUDITORS' REPORT

To the Partners
Carolina Woods Associates II, Limited Partnership
Wilmington, Delaware


We have audited the accompanying balance sheets of Carolina Woods Associates II, Limited Partnership as of December 31, 1998 and December 31, 1997 and the related statements of income (loss), partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Carolina Woods Associates II, Limited Partnership as of December 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Halbert, Katz & Co., P.C.
January 29, 1999

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

Walker Woods

[Letterhead]
[LOGO]
PATTERSON & KELLY
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Walker Woods Partners, II, L.P.
Dover, Delaware 19901

Independent Auditors Report


We have audited the accompanying balance sheets of Walker Woods Partners, II, L.P. as of December 31, 1998 and 1997, and the statements of income, cash flows and owners' equity for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Woods Partners, II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.


/s/ Patterson & Kelly, P.A.
PATTERSON & KELLY, P.A.
Dover, Delaware
February 25, 1999

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


/s/ Patterson & Kelly, P.A.
PATTERSON & KELLY, P.A.
Dover, Delaware
February 15, 1997
jardines

[Letterhead]
[LOGO]
Jorge del Manzano Venegas, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners of,
Jardines Limited Dividend Partnership, S.E., L.P.
Juncos, Puerto Rico

I have audited the accompanying balance sheets of Jardines Limited Dividend Partnership, S.E., L.P., a Delaware limited partnership, as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Partnership and of its management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jardines Limited Dividend Partnership, S.E., L.P. as of December 31, 1998 and 1997, and the results of its operations, the changes in its partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

San Juan, Puerto Rico
January  21, 1999

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

/s/ Jorge del Manzano Venegas
Stamp no. 1366201 of the
Puerto Rico Society of CPA's
was affixed to the original

[Letterhead]

[LOGO]
O. DOUGLAS COVINGTON, C.P.A., P.A.

To The Partners
New Garden Associates
A Limited Partnership
Greensboro, North Carolina


I have audited the accompanying balance sheets of New Garden Associates, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Garden Associates, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/O. DOUGLAS COVINGTON
O. DOUGLAS COVINGTON, CPA
Greensboro, North Carolina
February 10, 1999

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

/s/O. DOUGLAS COVINGTON
O. DOUGLAS COVINGTON, CPA
Greensboro, North Carolina
February 10, 1997

[Letterhead]
[LOGO]
Coopers & Lybrand

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Broadway Tower Limited Partnership

In our opinion, the accompanying balance sheet, and the related statements of operations, partner's equity (deficiency), and cash flows present fairly, in all material respects, the financial position of the Partnership at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/Coopers & Lybrand L.L.P.
Boston, Massachusetts
January 29, 1999

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

/s/Coopers & Lybrand L.L.P.
Boston, Massachusetts
January 31, 1997

[Letterhead]
[LOGO]
ZINNER & CO.
Cleveland, Ohio

INDEPENDENT AUDITORS' REPORT

To the Partners
Bancroft Street Limited Partnership

We have audited the accompanying balance sheets of Bancroft Street Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancroft Street Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Zinner & Co.
January 19, 1999

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

/s/Zinner & Co.
January 13, 1997

[Letterhead]
[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT

To the Partners
45TH & VINCENNES LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of 45TH & VINCENNES LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 45TH & VINCENNES LIMITED
PARTNERSHIP at December 31, 1998, and its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692
February 13, 1999

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

January 21, 1997

[Letterhead]
[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT

The Partners
Duluth Limited Partnership II
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Duluth Limited Partnership II as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 19, 1999, except for Note 9, as to which the date is January 25, 1999,

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

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT

The Partners
Dakota Square Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Dakota Square Manor Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Square Manor Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 19, 1999, except for Note 10, as to which the date is January 25, 1999.

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

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 18, 1997

[Letterhead]
[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT

The Partners
Phoenix Housing Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Phoenix Housing Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Housing Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 22, 1999, except for Note 9 as to which the date is January 25, 1999.

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

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 18, 1997

[Letterhead]
[LOGO]
Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT

To the Partners
METROPOLITAN APARTMENTS LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1998, and the related statements of profit and loss (HUD 92410), changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of METROPOLITAN APARTMENTS LIMITED PARTNERSHIP at December 31, 1998, and its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
Wilmette, Illinois
January 21, 1999

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

January 17, 1997

[Letterhead]
[LOGO]
MILLER WELLE HEISER

INDEPENDENT AUDITOR'S REPORT

To the Partners
Cottage Homesteads of Aspen Limited Partnership
St. Paul, Minnesota

We have audited the balance sheets of COTTAGE HOMESTEADS OF ASPEN LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COTTAGE HOMESTEADS OF ASPEN LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Miller, Welle, Heiser & Co, Ltd.
MILLER, WELLE, HEISER & CO., LTD.
Certified Public Accountants
St. Cloud, Minnesota
January 25, 1999

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

St. Cloud, Minnesota
January 25, 1997

[Letterhead]
[LOGO]
DIXON ODOM, P.L.L.C.
Highpoint, NC

INDEPENDENT AUDITORS' REPORT

To the Partners
Kings Grant Court Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Kings Grant Court Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kings Grant Court Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended on the basis of accounting described in Note A.


/s/ Dixon Odom, P.L.L.C.
January 15, 1999

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

/s/ Dixon, Odom & Co., L.L.P.
February 7, 1997

[Letterhead]
[LOGO]
DIXON ODOM, P.L.L.C.
Highpoint, NC
INDEPENDENT AUDITORS' REPORT

To the Partners
Chestnut Plains Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Chestnut Plains Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Plains Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Dixon Odom, P. L.L.C.
January 19, 1999

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

[Letterhead]
[LOGO]
Mahoney Ulbrich Christiansen Russ, P.A.

Independent Auditors' Report

To the Partners,
Exodus/Lyndale/Windsor Limited Partnership:

We have audited the accompanying balance sheets of Exodus/Lyndale/Windsor Limited Partnership (a Minnesota Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Exodus/Lyndale/Windsor Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 21, 1998, expressed an unqualified opinion on these statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exodus/Lyndale/Windsor Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Mahoney, Ulbrich, Christiansen & Russ P.A.
St. Paul, Minnesota
February 3, 1999

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


/s/ Berc & Fox Limited
Minneapolis, Minnesota
January 23, 1997

[Letterhead]
[LOGO]
HUNGERFORD & CO. Certified Public Accountants
Southgate, Michigan

To the Partners
Vista Villa/MHT Limited Dividend Housing
   Association Limited Partnership
Southfield, Michigan

We have  audited  the  accompanying  Balance  Sheet of Vista  Villa/MHT  Limited
Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 906 as of December 31, 1998 and the related Statements of Profit and Loss, Partners' Equity and Cash Flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership at December 31, 1998 and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1999 on our consideration of Vista Villa/MHT Limited Dividend Housing Association Limited Partnership's internal control structure and on its compliance with laws and regulation.

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

/s/Hungerford & Co
February 11, 1999

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

/s/Hungerford & Co
February 12, 1997

[Letterhead]
[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITOR'S REPORT

To the Partners
Linden Square Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Linden Square Dividend Housing Association Limited Partnership, MSHDA Development No.: 918, as of December 31, 1998, and the related statements of profit and loss (on HUD Form No., 92410), partners' equity (deficit) and cash flows for the year than ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linden Square Dividend Housing Association Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as whole. The supplemental information on pages 22 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in related to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued is a report dated January 23, 1999 on our consideration of Linden Square Limited Dividend Housing Association Limited Partnership's internal control and a report dated January 23, 1999 on its compliance with laws and regulations applicable to the financial statements.

/s/Reznick Fedder  & Silverman
Charlotte, North Carolina
January 23, 1999

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

Tree Trail

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditors' Report


The Partners
Tree Trail Apartments, A Limited Partnership:


We have audited the balance sheets of Tree Trail Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Trail Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP
February 26, 1999

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

MEADOW WOOD

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditors' Report

The Partners
Meadow Wood Townhomes, A Limited Partnership:

We have audited the balance sheets of Meadow Wood Townhomes, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Wood Townhomes, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP
February 26, 1999

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

99 livingston

[Letterhead]
[LOGO]
Richard J. Bellew

Independent Auditor's Report

To the Partners,
99 Livingston Associates, L.P.

I have audited the accompanying balance sheet of 99 LIVINGSTON ASSOCIATES, L.P. (the Partnership) as of December 31, 1998 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 LIVINGSTON ASSOCIATES, L.P. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Richard J. Bellew
Garrison, New York
February 12, 1999

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


/s/ Richard J. Bellew

Garrison, New York
February 17, 1997

(Letterhead]
[LOGO]
POST, FORD & GUSTAVSON

Independent Auditor's Report

To the Partners
Hudson Square Apartments Company
Houston, Texas

We have audited the accompanying balance sheet of Hudson Square Apartments Company Project No. 064-44036, (a Limited Partnership) as of December 31, 1998 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 064-44036 at December 31, 1998 and the results of its operations, charges in partners' capital and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 1999, on our consideration of Hampton Village Limited Partnership's internal control, and reports dated January 31, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/Post Ford & Gustovson
Shreveport, Louisiana
January 31, 1999

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 1998, on our consideration of Hampton Village Limited Partnership's internal control, and reports dated January 31, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/Post Ford & Gustovson
Shreveport, Louisiana
January 31, 1998

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

/s/Post Ford & Gustovson
Shreveport, Louisiana
February 10, 1997

[Letterhead]
[LOGO]
L.P. MARTIN & COMPANY
Glen Allen, Virginia

Independent Auditors' Report

To the Partners
Pilot House Associates, L.P.

We have audited the accompanying balance sheet of Pilot House Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1998, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Pilot House Associates, L.P. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1999, on our consideration of Pilot House Associations' internal control over financial reporting, and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

 Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information provided by the Virginia Housing Development Authority included herein in presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly staed in all material respects in related to the financial statements taken as a whole.

/s/L.P. Martin & Company P.C.
January 31, 1999

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

[Letterhead]

[LOGO]
L.P. MARTIN & COMPANY

Independent Auditors' Report
Glen Allen, Virginia

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

January 29, 1997

[Letterhead]
[LOGO]
L.P. MARTIN & COMPANY
Glen Allen, Virginia

Independent Auditors' Report

To the Partners
Pilot House Associates, L.P.

We have audited the accompanying balance sheet of Pilot House Associates, L.P., a Virginia Limited Partnership (the "Partnership"), as of December 31, 1998, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Pilot House Associates, L.P. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/L.P. Martin & Company P.C.
January 28, 1999

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