Form 10QSB
period 1999-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1999-08-11
CIK 870815

August 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB Edgar for Quarter Ended June 30, 1999 File Number 0-22104




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

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                              ---------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from to


For Quarter Ended    June 30, 1999    Commission file number      0-22104
                  -------------------                        ------------------

          Boston Financial Tax Credit Fund Plus, A Limited Partnership
             (Exact name of registrant as specified in its charter)


                   Massachusetts                             04-3105699
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, Massachusetts                    02110-1106
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911

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

               BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                                   TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                       Page No.

Item 1.  Financial Statements

         Balance Sheet - June 30, 1999 (Unaudited)                      1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 1999 and 1998           2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 1999      3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 1999 and 1998           4

         Notes to Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

PART II - OTHER INFORMATION

Items 1-6                                                              10

SIGNATURE                                                              11






The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                $       117,124
Marketable securities, at fair value                                                           1,233,252
Other investments (Note 2)                                                                     1,577,777
Investments in Local Limited Partnerships, net of
   reserve for valuation of $1,554,780  (Note 1)                                              14,392,482
Advances to affiliate                                                                             30,000
Other assets                                                                                      15,935
                                                                                         ---------------
     Total Assets                                                                        $    17,366,570
                                                                                         ===============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                           $     1,245,794
Accounts payable and accrued expenses                                                             29,995
                                                                                         ---------------
     Total Liabilities                                                                         1,275,789

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                        16,095,100
Net unrealized losses on marketable securities                                                    (4,319)
     Total Partners' Equity                                                                   16,090,781

     Total Liabilities and Partners' Equity                                              $    17,366,570
                                                                                         ===============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                     1999               1998
                                                                                -------------      -------------

Revenue:
   Investment                                                                   $      18,072      $      23,011
   Accretion of Original Issue Discount (Note 2)                                       30,152             27,905
   Other                                                                               12,732              1,426
                                                                                -------------      -------------
       Total Revenue                                                                   60,956             52,342
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                40,833             42,040
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $20,567 and
     $18,400, respectively)                                                            46,283             49,329
   Amortization                                                                         7,215              7,215
                                                                                -------------      -------------
       Total Expenses                                                                  94,331             98,584
                                                                                -------------      -------------

Loss before equity in losses of Local
   Limited Partnerships and minority interest                                         (33,375)           (46,242)

Equity in losses of Local Limited Partnerships (Note 1)                              (283,569)          (283,480)
                                                                                -------------      -------------

Net Loss                                                                        $    (316,944)     $    (329,722)
                                                                                =============      =============

 Net Income (Loss) per Limited Partnership Unit:
   Class A Unit (34,643 Units)                                                  $       (9.28)     $       (9.57)
                                                                                =============      =============
   Class B Unit (3,290 Units)                                                   $        2.48      $        1.59
                                                                                =============      =============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 1999
                                   (Unaudited)


                                                         Investor       Investor           Net
                                              Initial     Limited        Limited       Unrealized
                                  General     Limited    Partners,      Partners,         Gains
                                 Partners     Partner     Class A       Class B         (Losses)         Totals

Balance at March 31, 1999       $ (168,252) $   5,000  $   14,066,938  $ 2,508,358    $     4,665    $   16,416,709
                                ----------  ---------  --------------  -----------    -----------    --------------

Comprehensive Income (Loss):
   Net change in net unrealized
     gains on marketable
     securities available for sale       -          -               -            -         (8,984)           (8,984)
   Net Income (Loss)                (3,471)         -        (321,633)       8,160              -          (316,944)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Income (Loss)         (3,471)         -        (321,633)       8,160         (8,984)         (325,928)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at June 30, 1999        $ (171,723) $   5,000  $   13,745,305  $ 2,516,518    $    (4,319)   $   16,090,781
                                ==========  =========  ==============  ===========    ===========    ==============



The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                                    1999                1998
                                                                                -------------      -------------

Net cash used for operating activities                                          $     (18,995)     $     (43,249)
                                                                                -------------      -------------

Net cash provided by (used for) investing activities                                   48,985            (44,143)
                                                                                -------------      -------------


Net increase (decrease) in cash and cash equivalents                                   29,990            (87,392)

Cash and cash equivalents, beginning                                                   87,134            216,829
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     117,124      $     129,437
                                                                                =============      =============

The accompanying notes are an integral part of these financial statements.


      BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1999 and 1998.

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

The following is a summary of Investments in Local Limited  Partnerships at June
30, 1999:
Capital contributions paid to Local Limited Partnerships and purchase price paid
   to withdrawing partners of Local Limited  Partnerships                                      $  26,857,518

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $276,667)                                                   (11,106,589)

Cash distributions received from Local Limited Partnerships                                         (732,338)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      15,018,591

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,122,226

   Accumulated amortization of acquisition fees and expenses                                        (193,555)
                                                                                               -------------
                                                                                                  15,947,262

Reserve for valuation                                                                             (1,554,780)

Investments in Local Limited Partnerships                                                      $  14,392,482
                                                                                               =============


         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships, for the three months ended June 30, 1999 is $353,856. For the three months ended June 30, 1999, the Fund has not recognized $70,287 of equity in losses relating to three Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost and current fair value at June 30, 1999 is composed of the following:

   Aggregate cost of Treasury STRIPS                                $   918,397
   Accumulated accretion of
     Original Issue Discount                                            659,380
                                                                    $ 1,577,777

Maturity dates for the STRIPS held at June 30, 1999 range from February 15, 2007 to May 15, 2010 and have a final maturity value of $3,290,000.

3.   Commitments

At June 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $240,000.

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

Liquidity and Capital Resources

At June 30, 1999, the Fund had cash and cash equivalents of $117,124, as compared with $87,134 at March 31, 1999. The increase is primarily attributable to proceeds from marketable securities sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used to purchase marketable securities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $348,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. This amount includes approximately $304,000 relating to the Texas Partnerships. At June 30, 1999, approximately $1,071,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At June 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $240,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1999.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Fund's result of operations for the three months ended June 30, 1999 resulted in a net loss of $316,944 as compared to a net loss of $329,722 for the same period in 1998. The decrease in primarily attributable to an increase in other revenue and a decrease in general and administrative expense. These are offset by a decrease in investment revenue.

Property Discussions

Operations at most properties are stable and a majority of the properties are operating at break-even or are generating operating cash flow. However, a few properties are experiencing significant issues. In most cases, the Local General Partners are funding operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience significant operating deficits due to occupancy issues and deteriorating market conditions. Occupancy as of March 31, 1999 was 56%. The management agent is trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. However, given the severity of the operating deficits, it is possible that the Partnership will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Managing General Partner and Local General Partner are currently in negotiations with the lender. The Managing General Partner is closely monitoring this property.

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

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, has been experiencing occupancy problems. In 1998, management revised its marketing plan and implemented new leasing policies. Occupancy as of March 31, 1999 remained the same as the previous quarter at 90%. However, the property continues to operate at a deficit. It is possible that Fund Reserves may be required to fund operating deficits. The Managing General Partner and Local General Partner are working together to develop a plan to help mitigate some of the deficits.

Primrose, located in Grand Forks, North Dakota, Phoenix Housing, located in Moorhead, Minnesota, and Sycamore,located in Sioux Falls, South Dakota, which have the same Local General Partner, have been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the properties. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in Primrose, Phoenix Housing and Sycamore to an affiliate of the Local General Partner. Subsequently, effective June 17,
1999, the Local General Partner transferred both its general partner interest and transferred the 48.5% of its interest in capital and profits in Primrose, Phoenix Housing and Sycamore to a non affiliated, non-profit general partner. As a result, of this transfer the Managing General Partner has the right to put the Partnership's remaining interest to the new Local General Partner any time after one year from the June 17, 1999 effective date has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Findley Place Apartments, located in Minneapolis, Minnesota has been experiencing operating deficits due to significant capital needs. The Managing General Partner, the Local General Partner and the new management agent are working together to develop a plan that will address the occupancy issues, capital needs and long-term strategy for this property. The Managing General Partner is closely monitoring this property.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Fund and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Fund nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliants; any systems still being updated are not considered significant to the Fund's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Fund. However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 11, 1999                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                          A LIMITED PARTNERSHIP


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