Form 10QSB
period 1999-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 1999-11-12
CIK 870815

November 12, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for Quarter Ended September 30, 1999 File Number 0-22104




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



TCP-Q2.DOC

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September  30, 1999
                               ----------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


For Quarter Ended      September 30, 1999        Commission file number 0-22104
                       --------------------


               Boston Financial Tax Credit Fund Plus,  A Limited Partnership
                     (Exact name of registrant as specified in its charter)


               Massachusetts                                 04-3105699
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)


   101 Arch Street, Boston, Massachusetts                         02110-1106
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                                                      ----------------------


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


                 BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                                    TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.

Item 1.  Financial Statements

         Balance Sheet - September 30, 1999 (Unaudited)                                    1

         Statements of Operations (Unaudited) -
            For the Three and Six Months Ended September 30, 1999 and 1998                 2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 1999                      3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 1999 and 1998                           4

         Notes to Financial Statements (Unaudited)                                         5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

PART II - OTHER INFORMATION

Items 1-6                                                                                  11

SIGNATURE                                                                                  12


                 BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                                    BALANCE SHEET
                                                 September 30, 1999
                                                     (Unaudited)


Assets

Cash and cash equivalents                                                                      $     247,683
Marketable securities, at fair value                                                               1,104,418
Other investments (Note 2)                                                                         1,608,854
Investments in Local Limited Partnerships, net of
   reserve for valuation of $1,554,780  (Note 1)                                                  13,863,168
Advances to affiliate                                                                                 30,000
Other assets                                                                                          12,322
                                                                                               -------------
     Total Assets                                                                              $  16,866,445
                                                                                               =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                 $   1,283,124
Accounts payable and accrued expenses                                                                 15,646
                                                                                               -------------
     Total Liabilities                                                                             1,298,770

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                            15,574,590
Net unrealized loss on marketable securities                                                          (6,915)
                                                                                               -------------
Total Partners' Equity                                                                            15,567,675
                                                                                               -------------
     Total Liabilities and Partners' Equity                                                    $  16,866,445
                                                                                               =============
The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended September 30, 1999 and 1998
                                         (Unaudited)


                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,      September 30,
                                              1999              1998                   1999               1998
                                         -------------      -------------          ------------      ------------

Revenue:
   Investment                            $     17,868       $      (2,859)         $     35,940      $      20,152
   Accretion of Original Issue
     Discount (Note 2)                         31,077              26,991                61,229             54,896
   Other                                        1,728               1,131                14,460              2,557
                                         ------------       -------------          ------------      -------------
       Total Revenue                           50,673              25,263               111,629             77,605
                                         ------------       -------------          ------------      -------------

Expenses:
   Asset management fees, related party        40,833              42,039                81,666             84,079
   General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $37,588 and
     $36,958 in 1999 and 1998,
     respectively)                             36,564              36,558                82,847             85,887
   Depreciation                                 7,214               7,214                14,429             14,429
                                         ------------       -------------          ------------      -------------
       Total Expenses                          84,611              85,811               178,942            184,395
                                         ------------       -------------          ------------      -------------

Loss before equity in losses of Local
   Limited Partnerships                       (33,938)            (60,548)              (67,313)          (106,790)


Equity in losses of Local
   Limited Partnerships                      (486,572)           (464,667)             (770,141)          (748,147)
                                         ------------       -------------          ------------      -------------


Net Loss                                 $   (520,510)      $    (525,215)         $   (837,454)     $    (854,937)
                                         ============       =============          ============      =============



Net Loss per Limited
Partnership Unit:
   Class A Unit (34,643 Units)           $     (14.76)      $      (14.77)         $     (24.04)     $      (24.34)
                                         ============       =============          ============      =============
   Class B Unit (3,290 Units)            $      (1.18)      $       (2.43)         $       1.30      $        (.84)
                                         ============       =============          ============      =============
The accompanying notes are an integral part of these financial statements.


            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                       For the Six Months Ended September 30, 1999
                                       (Unaudited)


                                                         Investor        Investor           Net
                                             Initial      Limited         Limited       Unrealized
                                 General     Limited     Partners,       Partners,         Gains
                                Partners     Partner      Class A         Class B         (Losses)        Totals


Balance at March 31, 1999    $   (168,252)  $  5,000   $14,066,938       $ 2,508,358   $     4,665     $ 16,416,709
                             ------------   --------   -----------       -----------   -----------     ------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable securities
     available for sale                 -          -                -              -       (11,580)         (11,580)
   Net Loss                        (8,987)         -       (832,756)           4,289             -         (837,454)
                             ------------   --------   ------------      -----------   -----------     ------------
Comprehensive Loss                 (8,987)         -       (832,756)           4,289       (11,580)        (849,034)
                             ------------   --------   ------------      -----------   -----------     ------------

Balance at
   September 30, 1999        $   (177,239)  $  5,000   $ 13,234,182      $ 2,512,647   $    (6,915)    $ 15,567,675
                             ============   ========   ============      ===========   ===========     ============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 1999 and 1998
                                    (Unaudited)


                                                                                    1999                1998
                                                                                -------------      -------------

Net cash used for operating activities                                          $     (50,811)     $    (416,010)

Net cash provided by investing activities                                             211,360            263,620
                                                                                -------------      -------------

Net increase (decrease) in cash and cash equivalents                                  160,549           (152,390)

Cash and cash equivalents, beginning                                                   87,134            216,829
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     247,683      $      64,439
                                                                                =============      =============




The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                             NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1999 and 1998.

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

The following is a summary of Investments in Local Limited Partnerships at September 30, 1999:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  26,857,518

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $335,211)                                                   (11,593,161)

Cash distributions received from Local Limited Partnerships                                         (767,866)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      14,496,491

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,122,226

   Accumulated amortization of acquisition fees and expenses                                        (200,769)
                                                                                               -------------
                                                                                                  15,417,948

Reserve for valuation                                                                             (1,554,780)

Investments in Local Limited Partnerships                                                      $  13,863,168
                                                                                               =============

             BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                      (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships, for the Six months ended September 30, 1999 totaled $898,972. For the six months ended September 30, 1999, the Fund has not recognized $128,831 of equity in losses relating to three Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost, which approximates current fair value at September 30,1999 is composed of the following:

   Aggregate cost of Treasury STRIPS                             $   918,397
   Accumulated accretion of
     Original Issue Discount                                         690,457
                                                                 $ 1,608,854

Maturity dates for the STRIPS held at September 30, 1999 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

3.   Commitments

At September 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $240,000.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and its suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At September 30, 1999, the Fund had cash and cash equivalents of $247,683 as compared with $87,134 at March 31, 1999. The increase is primarily attributable to sales of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. The increase is partially offset by cash used for operating activities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves, as defined in the Partnership Agreement, from time to time, as it deems appropriate. Funds totaling approximately $350,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. This amount includes approximately $304,000 relating to the Texas Partnerships. At September 30, 1999, approximately $1,090,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At September 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $240,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. The Fund has advanced approximately $62,000 to the Texas Partnerships and $30,000 to another Local Limited Partnership to fund operating deficits.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1999.

              BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Fund's result of operations for the three and six months ended September 30, 1999 resulted in net losses of $520,510 and $837,454, respectively, as compared to net losses of $525,215 and $854,937 for the respective periods in 1998. The decrease in net loss is primarily attributable to an increase in investment and other revenue. The decrease is partially offset by an increase in equity in losses in Local Limited Partnerships.

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

As previously reported, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience significant operating deficits due to occupancy issues and deteriorating market conditions. Occupancy as of June 30, 1999 was 49%. The management agent is trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. However, given the severity of the operating deficits, it is possible that the Partnership will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of tax credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Managing General Partner and Local General Partner are currently in negotiations with the lender. The Managing General Partner is closely monitoring this property.

Occupancy for Broadway Tower, located in Revere, Massachusetts, has improved to 100% as of June 30, 1999. However, the property is still experiencing some operating deficits. As previously reported, in 1997 the Local General Partner successfully negotiated with the local housing authority for Section 8 rent increases and has begun implementing plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations and from funding by the Local General Partner. The Managing General Partner continues to closely monitor this property.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, has been experiencing occupancy problems. In 1998, management revised its marketing plan and implemented new leasing policies. Occupancy as of June 30, 1999 improved slightly from the previous quarter to 91%. However, the property continues to operate at a deficit. It is possible that Reserves may be required to fund operating deficits. The Managing General Partner and Local General Partner are working together to develop a plan to help mitigate some of the deficits.

Primrose, located in Grand Forks, North Dakota, Phoenix Housing, located in Moorhead, Minnesota, and Sycamore, located in Sioux Falls, South Dakota, which have the same Local General Partner, have been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the properties. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Primrose, Phoenix Housing and Sycamore to an affiliate of the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred both its general partner interest and transferred the 48.5% of its interest in capital and profits in Primrose, Phoenix Housing and Sycamore to a non affiliated, non-profit general partner. As a result of this transfer, the Managing General Partner has the right to put the Partnership's remaining interest to the new Local General Partner any time after one year from the June 17, 1999 effective date. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

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

              BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

              BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1999.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 1999         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                  A LIMITED PARTNERSHIP


                                  By:    Arch Street VI, Inc.,
                                  its Managing General Partner




                                  /s/Randolph G. Hawthorne
                                  Randolph G. Hawthorne
                                  Managing Director, Vice President and
                                  Chief Operating Officer