Form 10QSB
period 1999-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2000-02-11
CIK 870815

February 11, 2000


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for Quarter Ended December 31, 1999
        File No. 0-22104




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


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

For     the     quarterly     period   ended          December 31, 1999
                                              -----------------------------

                                                         OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from                      to


                           Commission file number 0-22104

  Boston Financial Tax Credit Fund Plus,  A Limited Partnership
     (Exact name of registrant as specified in its charter)


                   Massachusetts                              04-3105699
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, Massachusetts                      02110-1106
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                     --------------------------

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

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                                      TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Balance Sheets - December 31, 1999 (Unaudited)                       1

         Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 1999 and 1998    2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 1999         3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 1999 and 1998              4

         Notes to Financial Statements (Unaudited)                            5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7

PART II - OTHER INFORMATION

Items 1-6                                                                     9

SIGNATURE                                                                     10

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                          BALANCE SHEET
                                        December 31, 1999
                                          (Unaudited)



Assets

Cash and cash equivalents                                       $       231,875
Marketable securities, at fair value                                  1,189,843
Other investments (Note 2)                                            1,640,544
Investments in Local Limited Partnerships, net of
   reserve for valuation of $1,554,780 (Note 1)                      13,410,621
Other assets                                                             16,140
                                                                ---------------
     Total Assets                                               $    16,489,023
                                                                ===============

Liabilities and Partners' Equity

Accounts payable to affiliates                                  $     1,327,607
Accounts payable and accrued expenses                                    23,625
                                                                ---------------
     Total Liabilities                                                1,351,232

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity               15,148,970
Net unrealized loss on marketable securities                            (11,179)
                                                                ---------------
Total Partners' Equity                                               15,137,791
                                                                ---------------
     Total Liabilities and Partners' Equity                     $    16,489,023
                                                                ===============


The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
               For the Three and Nine Months Ended December 31, 1999 and 1998
                                        (Unaudited)




                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              1999              1998                   1999               1998
                                         -------------      -------------          ------------      ---------
Revenue:
   Investment                             $    17,776        $     22,408          $     53,716      $      42,560
   Accretion of Original Issue
     Discount (Note 2)                         31,690              31,098                92,919             85,994
   Other                                      100,580              20,925               115,040             23,482
                                          -----------        ------------          ------------      -------------
       Total Revenue                          150,046              74,431               261,675            152,036
                                          -----------        ------------          ------------      -------------

Expenses:
   Asset management fees, related party        40,833              42,040               122,499            126,119
   General and administrative (includes
    reimbursements to an affiliate in the
    amounts of $58,407 and
    $56,841 in 1999 and 1998,
    respectively)                              53,757              55,807               136,604            141,694
   Bad debt expense                            30,000                   -                30,000                  -
   Amortization                                 7,215               7,215                21,644             21,644
                                          -----------        ------------          ------------      -------------
       Total Expenses                         131,805             105,062               310,747            289,457
                                          -----------        ------------          ------------      -------------

Income (Loss) before equity in losses of Local
   Limited Partnerships                        18,241             (30,631)              (49,072)          (137,421)

Equity in losses of Local
   Limited Partnerships                      (443,861)           (251,362)           (1,214,002)          (999,509)
                                          -----------        ------------          ------------      -------------

Net Loss                                  $  (425,620)       $   (281,993)         $ (1,263,074)     $  (1,136,930)
                                          ===========        ============          ============      =============

Net Loss per Limited
Partnership Unit:
   Class A Unit (34,643 Units)            $    (12.23)       $      (8.37)         $     (36.27)     $      (32.71)
                                          ===========        ============          ============      =============
   Class B Unit (3,290 Units)             $       .83        $       3.43          $       2.13      $       2.59
                                          ===========        ============          ============      ============

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                      STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                           For the Nine Months Ended December 31, 1999
                                           (Unaudited)



                                                         Investor        Investor           Net
                                             Initial      Limited         Limited       Unrealized
                                 General     Limited     Partners,       Partners,         Gains
                                Partners     Partner         Class A         Class B         (Losses)        Totals

Balance at March 31, 1999     $  (168,252)  $  5,000   $14,066,938$     2,508,358  $   4,665     $     16,416,709
                              -----------   --------   -------------   -----------  ---------     ---------------

Comprehensive Income (Loss):
   Net change in net unrealized
      gains on marketable
      securities available
      for sale                         -           -              -               -        (15,844)         (15,844)
   Net Income (Loss)             (13,560)          -     (1,256,518)          7,004              -       (1,263,074)
                              ----------    --------   ------------     -----------    -----------     ------------
Comprehensive
   Income (Loss)                 (13,560)          -     (1,256,518)          7,004        (15,844)      (1,278,918)
                              ----------    --------   ------------     -----------    -----------     ------------

Balance at
   December 31, 1999          $  (181,812)  $ 5,000    $ 12,810,420     $  2,515,362   $   (11,179)    $ 15,137,791
                              ===========   ========   ============     ============   ===========     ============

The accompanying notes are an integral part of these financial statements

               BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP
                                  STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended December 31, 1999 and 1998
                                         (Unaudited)



                                                                                    1999                1998
                                                                                -------------       --------

Net cash provided by (used for) operating activities                            $      21,508       $   (423,484)

Net cash provided by investing activities                                             123,233            601,776
                                                                                -------------       ------------

Net increase in cash and cash equivalents                                             144,741            178,292

Cash and cash equivalents, beginning                                                   87,134            216,829
                                                                                -------------       ------------

Cash and cash equivalents, ending                                               $     231,875       $    395,121
                                                                                =============       ============

The accompanying notes are an integral part of these financial statements

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1999 and 1998.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1999:


Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  26,857,518

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $369,250)                                                   (12,037,022)

Cash distributions received from Local Limited Partnerships                                         (769,337)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      14,051,159

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,122,226


   Accumulated amortization of acquisition fees and expenses                                        (207,984)
                                                                                               -------------
                                                                                                  14,965,401

Reserve for valuation                                                                             (1,554,780)

Investments in Local Limited Partnerships                                                      $  13,410,621
                                                                                               =============

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                                          (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships, for the nine months ended December 31, 1999 is $1,376,872. For the nine months ended December 31, 1999, the Fund has not recognized $162,870 of equity in losses relating to three Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost, which approximates current fair value at December 31, 1999, is composed of the following:

   Aggregate cost of Treasury STRIPS                                 $   918,397
   Accumulated accretion of
     Original Issue Discount                                             722,147
                                                                     -----------
                                                                     $ 1,640,544

Maturity dates for the STRIPS held at December 31, 1999 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

3.   Commitments

At December 31, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $240,000.

                BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At December 31, 1999, the Fund had cash and cash equivalents of $231,875 as compared with $87,134 at March 31, 1999. The increase is primarily attributable to proceeds from sales and maturities of marketable securities, cash distributions received from Local Limited Partnerships and cash provided by operations. These increases are partially offset by purchases of marketable securities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves, as defined in the Partnership Agreement, from time to time as it deems appropriate. Funds totaling approximately $356,000 have been withdrawn from the Reserve account to pay legal and other fees relating to various property issues. At December 31, 1999, approximately $1,148,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

At December 31, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $240,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. The Fund has advanced approximately $92,000 to Local Limited Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1999.

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Fund's result of operations for the three and nine months ended December 31, 1999 resulted in net losses of $425,620 and $1,263,074, respectively, as compared to net losses of $281,993 and $1,136,930 for the same respective periods in 1998. The increase in net loss for the three and nine months ended December 31, 1999 is primarily attributable to an increase in equity in losses of Local Limited Partnerships, offset by an increase in other revenue received from a Local Limited Partnership.

Property Discussions

As previously reported, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience significant operating deficits due to occupancy issues and deteriorating market conditions. Occupancy as of December 31, 1999 was 43%. The management agent is trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. However, given the severity of the operating deficits, it is possible that the Fund will not be able to retain its interest in the property through 2000. A foreclosure would result in recapture of tax credits for investors, the allocation of taxable income to the Fund and loss of future benefits associated with this property. The Managing General Partner and Local General Partner are currently in negotiations with the lender. The Managing General Partner is closely monitoring this property.

Occupancy for Broadway Tower, located in Revere, Massachusetts, has improved to 100% as of December 31, 1999. However, the property is still experiencing some operating deficits. As previously reported, in 1997 the Local General Partner successfully negotiated with the local housing authority for Section 8 rent increases and has implemented plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations and from funding by the Local General Partner. The Managing General Partner continues to closely monitor this property.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, has been experiencing occupancy problems. In 1998, management revised its marketing plan and implemented new leasing policies. Occupancy as of December 31, 1999 improved slightly from the previous quarter to 84%. However, the property continues to operate at a deficit. It is possible that Fund Reserves may be required to fund operating deficits. The Managing General Partner and Local General Partner are working together to develop a plan to help mitigate some of the deficits.

Primrose, located in Grand Forks, North Dakota, Phoenix Housing, located in Moorhead, Minnesota, and Sycamore, located in Sioux Falls, South Dakota, which have the same Local General Partner, have been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the properties. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Primrose, Phoenix Housing and Sycamore to an affiliate of the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred both its general partner interest and transferred 48.5% of its interest in capital and profits in Primrose, Phoenix Housing and Sycamore to a non-affiliated, non-profit general partner. As a result of this transfer, the Managing General Partner has the right to put the Fund's remaining interest to the new Local General Partner any time after one year from the June 17, 1999 effective date. The Fund will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

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

    BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1999.

            BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP


                                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 11, 2000               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                        A LIMITED PARTNERSHIP


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