Form 10KSB
period 2000-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2000-07-05
CIK 870815

June 29, 2000




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2000 File Number 0-22104


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,




/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



TCP10K-K

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                          FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2000
                         -------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                         to

                                 Commission file number        0-22104

                                             Boston Financial  Tax  Credit  Fund
                                                    Plus, A Limited  Partnership
                                                    (Exact name of registrant as
                                                    specified in its charter)

                   Massachusetts                               04-3105699
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

   101 Arch Street, Boston, Massachusetts                      02110-1106
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code           (617) 439-3911
                                             -----------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of
the registrant.       $37,933,000 as of March 31, 2000

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                             Part of Report on
                                                             Form 10-KSB into
                                                             Which the Document
Documents incorporated by reference                          is Incorporated

Post-effective amendment No. 5 to the Form S-11
     Registration Statement, File # 33-38408                 Part I, Item 1

Post-effective amendment No. 6 to the Form S-11
     Registration Statement File # 33-38408                  Part III, Item 11

Acquisition Reports                                          Part I, Item 1

Prospectus - Sections Entitled:

     "Investment Objectives and Policies -
      Principal Investment Objectives"                       Part I, Item 1

     "Investment Risks"                                      Part I, Item 1

     "Estimated Use of Proceeds"                             Part III, Item 12

     "Management Compensation and Fees"                      Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                        Part III, Item 12

               BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                              ANNUAL REPORT ON FORM 10-KSB
                            FOR THE YEAR ENDED MARCH 31, 2000

                                   TABLE OF CONTENTS


                                                                       Page No.

PART I

       Item 1       Business                                               K-3
       Item 2       Properties                                             K-6
       Item 3       Legal Proceedings                                      K-13
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                       K-13

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                        K-13
       Item 6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          K-14
       Item 7       Financial Statements and Supplementary Data            K-16
       Item 8       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                 K-17

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                      K-17
       Item 10      Management Remuneration                                K-18
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                  K-18
       Item 12      Certain Relationships and Related Transactions         K-18

PART IV

       Item 13      Exhibits and Reports on Form 8-K                       K-21

SIGNATURES                                                                 K-22

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

The Fund is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

The Fund has invested as a limited partner in twenty-five other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs, and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The investment objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes; and (iv) to provide payments to Class B Limited Partners from Treasury STRIPS. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investments objectives, along with the risk in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in six supplements to the Prospectus and five Form 8-K filings which were collected in Post-effective Amendment No. 5 to the
Registration Statement (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

                                                       TABLE A

                                                SELECTED LOCAL LIMITED
                                                   PARTNERSHIP DATA

                                                      (Unaudited)

      Properties owned by                                                               Date Interest
Local Limited Partnerships                               Location                         Acquired

     Leatherwood (formerly Village Oaks)**           Yoakum, TX                           12/23/91
     Tamaric**                                       Cedar Park, TX                       12/23/91
     Northwest**                                     Georgetown, TX                       12/23/91
     Pilot House                                     Newport News, VA                     02/25/92
     Jardines de Juncos                              Juncos, PR                           04/14/92
     Livingston Arms*                                Poughkeepsie, NY                     05/01/92
     Broadway Tower                                  Revere, MA                           06/02/92
     45th & Vincennes                                Chicago, IL                          06/26/92
     Phoenix Housing                                 Moorhead, MN                         07/06/92
     Cottages of Aspen                               Oakdale, MN                          07/02/92
     Long Creek Court                                Kittrell, NC                         07/01/92
     Atkins Glen                                     Stoneville, NC                       07/01/92
     Tree Trail                                      Gainesville, FL                      10/30/92
     Meadow Wood                                     Smyrna, TN                           10/30/92
     Primrose                                        Grand Forks, ND                      12/09/92
     Sycamore                                        Sioux Falls, ND                      12/17/92
     Preston Place                                   Winchester, VA                       12/21/92
     Kings Grant Court                               Statesville, NC                      12/23/92
     Chestnut Plains                                 Winston-Salem, NC                    12/24/92
     Bancroft Court                                  Toledo, OH                           12/31/92
     Capitol Park***                                 Oklahoma City, OK                    02/10/93
     Hudson Square                                   Baton Rouge, LA                      03/08/93
     Walker Woods II                                 Dover, DE                            06/11/93
     Vista Villa                                     Saginaw County, MI                   08/04/93
     Metropolitan*                                   Chicago, IL                          08/19/93
     Carolina Woods II                               Greensboro, NC                       10/11/93
     Linden Square                                   Genesee County, MI                   10/29/93
     New Garden Place*                               Gilmer, NC                           06/24/94
     Findley Place                                   Minneapolis, MN                      07/15/94

* The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for an 82% interest in Livingston Arms, a 98.75% interest in Metropolitan and a 97.9% interest in New Garden Place. Profits and losses arising from sale or refinancing transactions will be allocated in accordance with the respective Local Limited Partnership Agreements.

** The Managing General Partner transferred all of the assets of these three Local Limited Partnerships, subject to their liabilities, to unaffiliated entities. The transfers were effective May 31, 1996 for Tamaric and Northwest and September 23, 1997 for Leatherwood.

*** The title of Capitol Park was transferred to an affiliated entity. The transfer was effective October 7, 1997.

As previously reported, due to construction and other problems at Villas de Montellano in Morovis, Puerto Rico, the Managing General Partner abandoned its interest in this Local Limited Partnership to the Local General Partner. Also, as previously reported, the Managing General Partner elected to exercise its rights under the Repurchase Agreement and requested from the Local General Partner and the Guarantor the repayment of the capital contributions advanced by the Fund and of certain expenses associated with this investment. However, the Local General Partner and the Guarantor filed for bankruptcy in May and August 1994, respectively, and it is unlikely that they will meet all of their obligations under the Repurchase Agreement. The Fund has engaged counsel to vigorously pursue the Fund's claim in the Bankruptcy Court. The Fund wrote off this investment in Fiscal 1996.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2000, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Tree Trail and Meadow Wood, representing 14.16%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Long Creek Court, Atkins Glen, Kings Grant Court and Chestnut Plains, representing 5.04%, have Gordon Blackwell and MBG Investment Inc. as Local General Partners; (iii) Phoenix Housing, Primrose and Sycamore, representing 6.66%, have Jerry Meide (see discussion below) and/or certain affiliates as Local General Partners (Phoenix Housing has Phoenix Housing, Inc. and RRABB, Inc., Primrose has RRABB, Inc., and Sycamore has Jerry Meide and RRABB, Inc.); and (iv) Pilot House and Preston Place, representing 17.80%, have Castle Development Corporation as Local General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

The Properties owned by Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which suppresses the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a property are subject to recapture to the extent that the property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Fund.

The Fund is managed by Arch Street VI, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VI Limited Partnership. The Fund, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend Lease"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.




Item 2.  Properties

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




                                                     Capital Contributions
Local Limited Partnership        Number      Total committed      Paid through       Mtge. loans payable                 Occupancy
Property Name                      of          at March 31,         March 31,          at December 31,      Type of     at March 31,
Property Location              Apt. Units          2000               2000                  1999            Subsidy*        2000
------------------------------------------------------------------------------------------------------------------------------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)(A)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD. (A)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing Associates,
     LTD. (A)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA                  132            $2,479,707          $2,479,707           $3,252,538           None            99%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                         60               604,781             604,781            2,610,121           FmHA           100%







                                                    Capital Contributions
Local Limited Partnership        Number      Total committed     Paid through      Mtge. loans payable                  Occupancy
Property Name                      of         at March 31,         March 31,         at December 31,       Type of     at March 31,
Property Location              Apt. Units         2000               2000                1999              Subsidy*        2000
-----------------------------------------------------------------------------------------------------------------------------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                   25             1,114,686           1,114,686            488,854            None             96%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                         92             2,350,000           2,350,000           5,907,798         Section 8         100%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                       40               457,809             457,809           1,860,000         Section 8          90%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                       114             1,027,333           1,027,333           4,650,000            None            99%

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                        19               689,080             689,080             644,004         Section 8          90%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                       14               120,476             120,476             551,320            FmHA           100%





                                                      Capital Contributions
Local Limited Partnership         Number      Total committed     Paid through      Mtge. loans payable                  Occupancy
Property Name                       of          at March 31,         March 31,        at December 31,       Type of     at March 31,
Property Location               Apt. Units          2000               2000                 1999            Subsidy*        2000
-----------------------------------------------------------------------------------------------------------------------------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                     24               205,574             205,574             953,397             FmHA          100%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL                   108             2,060,143           2,060,143            2,634,940            None           94%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                         88             1,742,671           1,742,671            2,601,034            None          100%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND                    48               674,557             674,557            1,076,497            None          100%

Duluth Limited Partnership II
Sycamore
Sioux Falls, ND                    48               657,000             657,000            1,226,569            None           98%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                    120             2,300,000       ,   2,300,000            3,139,512            None           99%







                                                    Capital Contributions
Local Limited Partnership        Number      Total committed       Paid through      Mtge. loans payable                 Occupancy
Property Name                     of           at March 31,          March 31,         at December 31,      Type of    at March 31,
Property Location              Apt. Units          2000                2000               1999              Subsidy*       2000
------------------------------------------------------------------------------------------------------------------------------------

Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC                     36              708,530             708,530              886,762            None           100%

Chestnut Plains Limited
     Partnership
Chestnut Plains
Winston-Salem, NC                   24              319,810             319,810              587,262            None           100%

Prince Hall Housing Associates,
     Limited Partnership (B)
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
     Partnership
Bancroft Court
Toledo, OH                          97              902,340             902,340            1,248,729         Section 8          59%

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA                     82              554,670             554,670              772,765         Section 8          95%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                           19              591,429             591,429              808,764            None           100%






                                                    Capital Contributions
Local Limited Partnership        Number       Total committed       Paid through      Mtge. loans payable                 Occupancy
Property Name                      of           at March 31,         March 31,          at December 31,      Type of    at March 31,
Property Location              Apt. Units          2000                2000                 1999             Subsidy*        2000
-----------------------------------------------------------------------------------------------------------------------------------

Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI                  100           1,204,762         1,204,762             4,180,642            None             97%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                          69           2,296,714         2,056,354             2,035,718          Section 8          87%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC                       40             750,238           750,238               867,868             None            98%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI                  120           1,299,774         1,299,774             4,942,944             None            98%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                           76           1,269,794         1,269,794             2,253,913             None           100%








                                                     Capital Contributions
Local Limited Partnership        Number       Total committed      Paid through    Mtge. loans payable                  Occupancy
Property Name                     of          at March 31,          March 31,        at December 31,       Type of     at March 31,
Property Location             Apt. Units         2000                2000                  1999            Subsidy*        2000
------------------------------------------------------------------------------------------------------------------------------------

Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place Apartments
Minneapolis, MN                   89              716,000             716,000             2,630,000             None           100%
                              ------         ------------        ------------          ------------
                               1,684         $ 27,097,878        $ 26,857,518          $ 52,811,951
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

    (A) The Managing General Partner transferred all of the assets of Tamaric, Northwest and Leatherwood subject to their liabilities to unaffiliated entities effective May 31, 1996 for Tamaric and Northwest and September 23, 1997 for Leatherwood. These Local Limited Partnerships had total capital contributions and mortgage payable amounts of $328,434 and $1,467,017, respectively, at the date of transfer.

    (B) Effective October 7, 1997, the Managing General Partner transferred the title of Prince Hall Housing Associates, Limited Partnership to an affiliated entity. The Partnership had total capital contributions and mortgage payable amounts of $1,495,000 and $1,570,000, respectively, as of December 31, 1996.

Duration of leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the described herein are adequately covered by insurance.

Additional information required under this item, as it pertains to the Fund, is contained in Items 1, 6 and 7 of this report.

Item 3.  Legal Proceedings

Except for certain claims made by the Fund against the Local General Partner and the Guarantor of Villas De Montellano, Leatherwood, Tamaric and Northwest in connection with their bankruptcy proceedings, the Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of June 15, 2000, there were 2,043 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. To date, the Fund has made no cash distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

At March 31, 2000, the Fund had cash and cash equivalents of $216,088 as compared with $87,134 at March 31, 1999. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by purchases of marketable securities and advances to Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $372,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. To date, the Fund has used approximately $327,000 of operating cash to replenish Reserves. At March 31, 2000, approximately $982,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Fund has advanced approximately $213,000 to Local Limited Partnerships to fund operating deficits.

At March 31, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $240,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above.

Cash Distributions

No cash distributions were made during the years ended March 31, 2000 or 1999. It is not expected that cash available for distribution, if any, will be significant during the 2000 calendar year. Based on the results of 1999 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

2000 versus 1999

For the year ended March 31, 2000, the Fund's operations resulted in a net loss of $1,760,848 as compared to a net loss of $1,597,697 for the same period in 1999. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and an increase in provision for valuation of investment in Local Limited Partnership.

Low Income Housing Tax Credits

The 1999 and 1998 Tax Credits per Unit were $144.63 and $104.13 for Class A Unit and Class B Unit investors, respectively. The credits, which have stabilized, are expected to remain stable for the next year, and then are expected to decrease as certain properties reach the end of the ten year period. However, because the compliance periods extend significantly beyond the tax credit periods, the Fund is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future.

The Managing General Partner estimates that the 2000 Tax Credits allocated to investors will be approximately $145 per Unit for Class A Unit investors and $104 per Unit for Class B Unit investors. However, no assurance can be given in this matter. Once the Tax Credits are stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period.

Property Discussions

As previously reported, Bancroft Street Apartments, located in Toledo, Ohio, continues to experience significant operating deficits due to occupancy issues and deteriorating market conditions. Occupancy as of March 31, 2000 was 59%. The management agent is trying to address these problems by enhancing tenant screening and marketing efforts, as well as implementing on-site tenant social programs. However, given the severity of the operating deficits, it is possible that the Fund will not be able to retain its interest in the property through 2000. A foreclosure would result in recapture of tax credits for investors, the allocation of taxable income to the Fund and loss of future benefits associated with this property. The Managing General Partner and Local General Partner are currently in negotiations with the lender. The Managing General Partner is closely monitoring this property.

Occupancy for Broadway Tower, located in Revere, Massachusetts, has improved and for the past four quarters has been at 100%. However, the property is still experiencing some operating deficits. As previously reported, in 1997 the Local General Partner successfully negotiated with the local housing authority for
Section 8 rent increases and has implemented plans to decrease expenses associated with tenant turnover and maintenance contracts. The property is currently covering its operating expenses and debt service with funds from operations and from funding by the Local General Partner. The Managing General Partner continues to closely monitor this property.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, has been experiencing occupancy problems. In 1998, management revised its marketing plan and implemented new leasing policies. Occupancy as of March 31, 2000 was 87%. The property continues to operate at a deficit. It is possible that Fund Reserves may be required to fund operating deficits. The Managing General Partner and Local General Partner are working together to develop a plan to help mitigate some of the deficits.

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

Findley Place Apartments, located in Minneapolis, Minnesota has been experiencing operating deficits due to significant capital needs. The Managing General Partner, the Local General Partner and the new management agent are working together to develop a plan that will address the occupancy issues, capital needs and long-term strategy for this property. The Managing General Partner is closely monitoring this property. Occupancy continues to remain strong and at March 31, 2000 was 100%.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2000 and 1999.

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

Other Development

Lend Lease Real Estate Investments, Inc. ("Lend Lease"), the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership ("Boston Financial") on November 3, 1999.

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

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VI, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease Real Estate Investments, Inc., ("Lend Lease"). The Managing General Partner was incorporated in December, 1990. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                           President, Managing Director
Michael H. Gladstone                   Vice President, Managing Director
Randolph G. Hawthorne                  Vice President, Managing Director
Paul F. Coughlan                       Vice President
William E. Haynsworth                  Vice President

The other General Partner of the Partnership is Arch Street VI Limited Partnership, a Massachusetts limited partnership ("Arch Street VI L.P.") that was organized in December 1990. The General Partner of Arch Street L.P. is Arch Street VI, Inc.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 44, Principal, Head of Housing and Community Investing - Responsible for tax credit investment programs to institutional clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1987. Previously, led Boston Financial's new business initiatives and managed firm's Asset Management division, responsible for performance of 750 properties and providing service to 35,000 investors. Prior to joining Boston Financial, served as Deputy Budget Director for Commonwealth of Massachusetts, responsible for Commonwealth's health care and public pension program's budgets, served as Assistant Controller at Yale University and former member of Watertown Zoning Board of Appeals Officer of Affordable Housing Tax Credit Coalition and frequent speaker on affordable housing and tax credit industry issues, BA
Harvard University; Master's in Public Policy Harvard's Kennedy School of Government.

Michael H. Gladstone, age 43, Principal, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1985; served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

Randolph G. Hawthorne, age 50, Principal, Housing and Community Investing - Responsible for structuring and acquiring real estate investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1973. Previously, served as Boston Financial's Treasurer, Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989, Past President of the National Housing and Rehabilitation Association, Member, Multifamily Council of the Urban Land Institute, Frequent speaker at industry conferences. Serves on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News, BS Massachusetts Institute of Technology; MBA Harvard Graduate School of Business. Board of Directors National Housing Conference. Graduated MIT 1971, HBS 1973

Paul F. Coughlan, age 56, Principal, Housing and Community Investing - Responsible for marketing and sales of institutional tax credit investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1975. Previously, served as sales manager for Boston Financial's retail tax credit fund, AB Brown University.

William E. Haynsworth, age 60, Principal, Housing and Community Investing - Responsible for the structuring of real estate investments and the acquisition of property interests. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1977. Prior to joining Boston Financial, Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. Served as Director of Non-Residential Development of the Boston Redevelopment Authority and Associate of Goodwin, Proctor & Hoar, Past President and current Chairman of the Board of Directors of Affordable Housing Tax Credit Coalition, BA Dartmouth College; LLB and LLM Harvard Law School.

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VI, Inc., the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2000 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, affiliates of the Managing General Partner are property management agents for Pilot House, Preston Place and Linden Square.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2000 is presented below.

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the gross offering proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2000.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2000.


Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $6,600 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2000 are as follows:

                                                           2000           1999
                                                       -----------     -------

       Asset Management Fees                           $  163,750     $ 166,952

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2000 are as follows:


                                                           2000           1999
                                                       -----------     -------

       Salaries and benefits
          expense reimbursements                       $  104,994     $  79,303

Property Management Fees

Affiliates of the Managing General Partner are management agents for three Local Limited Partnerships. Fees charged in each of the two years ended December 31, 1999 are as follows:

                                                           1999            1998
                                                       -----------     --------

        Property Management Fees                       $  116,585     $ 109,997

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VI, Inc. and Arch Street VI Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2000.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the two years ended March 31, 2000 is presented in Note 6 to the Financial Statements.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report.

In response to this portion of Item 13, the financial statements and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
28.1 of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)     See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 2000.

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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VI, Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne                Date:    June 29, 2000
           ------------------------------                   ----------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/Randolph G. Hawthorne                  Date:    June 29, 2000
           ------------------------------                     ---------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                   Date:    June 29, 2000
           ------------------------------                     ----------------
           Michael H. Gladstone,
           Managing Director, Vice President

Item 8.  Financial Statements and Supplementary Data


          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2000

                                      INDEX

                                                                      Page No.


Report of Independent Accountants                                       F-2
     For the years ended March 31, 2000 and 1999

Financial Statements:

     Balance Sheet - March 31, 2000                                     F-3

     Statements of Operations - For the Years Ended
       March 31, 2000 and 1999                                          F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the Years Ended March 31, 2000 and 1999                      F-5

     Statements of Cash Flows - For the Years Ended
       March 31, 2000 and 1999                                          F-6

     Notes to the Financial Statements                                  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund Plus, A Limited Partnership:

In our opinion, based on our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus,A Limited Partnership (the "Fund") at March 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which $9,729,589 of cumulative equity in losses are included in these financial statements as of March 31, 2000 and for which net losses of $1,173,917 and $1,050,536 are included in the accompanying financial statements for the years ended March 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited
Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and
disclosures  in  the  financial  statements,   assessing  the accounting
principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.




/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
June 22, 2000
Boston, Massachusetts

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2000



Assets

Cash and cash equivalents                                                                        $     216,088
Marketable securities, at fair value (Note 3)                                                        1,082,649
Other investments (Note 5)                                                                           1,672,507
Investments in Local Limited Partnerships, net (Note 4)                                             13,088,569
Other assets                                                                                            14,723
                                                                                                 -------------
     Total Assets                                                                                $  16,074,536
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 6)                                                          $   1,406,153
Accounts payable and accrued expenses                                                                   29,599
                                                                                                 -------------
     Total Liabilities                                                                               1,435,752

Commitments (Note 7)

General, Initial and Investor Limited Partners' Equity                                              14,651,196
Net unrealized loss on marketable securities                                                           (12,412)
     Total Partners' Equity                                                                         14,638,784

     Total Liabilities and Partners' Equity                                                      $  16,074,536
                                                                                                 =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2000 and 1999


                                                                               2000               1999
                                                                          ------------          --------
Revenue:
   Investment                                                             $     72,855       $     60,160
   Accretion of Original Issue Discount (Note 5)                               124,882            115,250
   Recovery of bad debt                                                              -             10,368
   Other                                                                       115,960             26,366
                                                                          ------------       ------------
     Total Revenue                                                             313,697            212,144
                                                                          ------------       ------------

Expenses:
   Asset management fees, related party (Note 6)                               163,750            166,952
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $104,994 and $79,303, respectively) (Note 6)                            216,657            193,976
   Provision for valuation of investment in Local
     Limited Partnership                                                       150,000                  -
   Amortization                                                                 28,859             28,860
                                                                          ------------       ------------
     Total Expenses                                                            559,266            389,788
                                                                          ------------       ------------

Loss before equity in losses of Local Limited
   Partnerships                                                               (245,569)          (177,644)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                    (1,515,279)        (1,420,053)
                                                                          ------------       ------------

Net Loss                                                                  $ (1,760,848)       $(1,597,697)
                                                                          ============       ============

Net Income (Loss) per Limited Partnership Unit:
   Class A Unit (34,643 Units)                                            $     (50.44)      $     (45.82)
                                                                          ============       ============
   Class B Unit (3,290 Units)                                             $       1.64       $       2.04
                                                                          ============       ============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2000 and 1999




                                                          Investor       Investor           Net
                                              Initial      Limited        Limited       Unrealized
                                   General    Limited     Partners,      Partners,         Gains
                                  Partners    Partner      Class A        Class B        (Losses)         Totals

Balance at March 31, 1998       $ (151,122) $   5,000  $   15,654,223  $2,501,640$        5,877     $    18,015,618
                                ----------  ---------  --------------  ------------     --------     ---------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale       -          -               -           -          (1,212)           (1,212)
   Net Income (Loss)               (17,130)         -      (1,587,285)       6,718              -        (1,597,697)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Income (Loss)        (17,130)         -      (1,587,285)       6,718         (1,212)       (1,598,909)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at March 31, 1999         (168,252)     5,000      14,066,938    2,508,358          4,665        16,416,709
                                ----------  ---------  --------------  -----------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale       -          -               -            -        (17,077)          (17,077)
   Net Income (Loss)               (18,857)         -      (1,747,393)       5,402              -        (1,760,848)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Income (Loss)        (18,857)         -      (1,747,393)       5,402        (17,077)       (1,777,925)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at March 31, 2000       $ (187,109) $   5,000  $   12,319,545  $ 2,513,760    $   (12,412)   $   14,638,784
                                ==========  =========  ==============  ===========    ===========    ==============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2000 and 1999


                                                                                    2000              1999
                                                                                -------------    ---------

Cash flows from operating activities:
   Net Loss                                                                     $  (1,760,848)   $  (1,597,697)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Accretion of Original Issue Discount                                            (124,882)        (115,250)
     Equity in losses of Local Limited Partnerships                                 1,515,279        1,420,053
     Provision for valuation of investments in
       Local Limited Partnerships                                                     150,000          (10,368)
     Gain on sales and maturities of
       marketable securities                                                           (1,788)          (5,607)
     Amortization                                                                      28,859           28,860
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                       534            6,602
       Accounts payable to affiliates                                                 194,937          168,826
       Accounts payable and accrued expenses                                            4,003         (331,732)
                                                                                -------------    -------------
Net cash provided by (used for) operating activities                                    6,094         (436,313)
                                                                                -------------    -------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                                                -         (100,000)
   Advances to Local Limited Partnerships                                            (120,000)         (19,632)
   Purchases of marketable securities                                                (598,892)        (700,187)
   Proceeds from sales and maturities of
     marketable securities                                                            684,859          922,316
   Cash distributions received from Local
     Limited Partnerships                                                             156,893          204,121
                                                                                -------------    -------------
Net cash provided by investing activities                                             122,860          306,618
                                                                                -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                                                        128,954         (129,695)

Cash and cash equivalents, beginning of year                                           87,134          216,829
                                                                                -------------    -------------

Cash and cash equivalents, end of year                                          $     216,088    $      87,134
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

                        NOTES TO THE FINANCIAL STATEMENTS


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

Arch Street VI, Inc., a Massachusetts corporation ("Arch Street, Inc."), is the Managing General Partner of the Fund. Arch Street VI Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). An affiliate of the General Partners ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances.
The fiscal year of the Fund ends on March 31.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


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

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. Funds totaling approximately $372,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. To date, the Fund has used approximately $327,000 of operating cash to replenish Reserves. At March 31, 2000, the Managing General Partner has designated approximately $982,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships, using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited
Partnership, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnership beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment value has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment value has been reduced to zero are included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation (continued)

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

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1999 and 1998.

Cash Equivalents

Cash equivalents consist of short-term highly liquid money market instruments with original maturities of 90 days or less at acquisition and approximate fair value.

Marketable Securities and Other Investments

Marketable securities consist primarily of U. S. Treasury instruments and various assets backed investment vehicles. The Fund's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity. The Fund accounts for its investments in Treasury STRIPS, which are included in other investments in the balance sheet using the effective interest method of accretion for the original issue discount. The Fund has the ability and it is its intention to hold the Treasury STRIPS until maturity. Therefore, they are classified as "Held to Maturity" and are carried at cost plus the adjustments for the discount using the effective interest method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

               NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

Reclassifications

Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value
Debt securities issued by
   the US Treasury and other
   US government corporation
   and agencies                           $   973,042        $     109      $   (9,516)      $   963,635

Mortgage backed securities                    122,019                -          (3,005)          119,014
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 2000                      $ 1,095,061        $     109      $  (12,521)      $ 1,082,649
                                          ===========        =========      ==========       ===========

The contractual maturities at March 31, 2000 are as follows:

                                                                                                Fair
                                                                        Cost                    Value

Due in less than one year                                            $   499,222             $   497,157
Due in one year to five years                                            473,820                 466,478
Mortgage backed securities                                               122,019                 119,014
                                                                     -----------             -----------
                                                                     $ 1,095,061             $ 1,082,649
                                                                     ===========             ===========

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $263,000 and $525,000 during the years ended March 31, 2000 and 1999, respectively. Proceeds from the maturities of marketable securities were approximately $422,000 and $397,000 during the years ended March 31, 2000 and 1999, respectively. Included in investment income are gross gains of $1,924 and $6,095 and gross losses of $136 and $488 that were realized on these sales during the years ended March, 2000 and 1999, respectively.

4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in twenty-five Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government assisted. The Fund, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Livingston Arms, Metropolitan and New Garden Place, in which 82%, 98.75% and 97.9% interests have been acquired, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at March 31, 2000:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                $  27,178,914

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $473,930)                                                       (12,338,299)

Cash distributions received from Local Limited Partnerships                                             (782,897)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          14,057,718

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,122,226

   Accumulated amortization of acquisition fees and expenses                                            (215,199)
                                                                                                   -------------
                                                                                                      14,964,745

Reserve for valuation Investments in Local Limited Partnerships                                       (1,876,176)
                                                                                                   -------------
                                                                                                   $  13,088,569


                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

The Fund has provided a reserve for valuation for four of its investments in Local Limited Partnerships, Bancroft Court, Phoenix Housing, Primrose and Sycamore, because there is evidence of non-temporary declines in the recoverable amount of the investments.

Summarized financial information as of December 31, 1999 and 1998 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90-day lag basis) of all Local Limited Partnerships in which the Fund has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                    1999             1998
                                                                                ------------     --------
Assets:
   Investment property, net                                                     $ 66,735,658     $ 69,053,346
   Current assets                                                                  1,595,317        2,039,137
   Other assets                                                                    3,946,585        3,869,751
                                                                                ------------     ------------
     Total Assets                                                               $ 72,277,560     $ 74,962,234
                                                                                ============     ============

Liabilities and Partners' Equity:
   Current liabilities (includes current portion
     of long-term debt)                                                         $  2,962,229     $  2,961,881
   Long-term debt                                                                 51,956,857       52,855,222
   Other debt                                                                      3,214,764        2,630,760
                                                                                ------------     ------------
     Total Liabilities                                                            58,133,850       58,447,863

Fund's Equity                                                                     12,764,924       14,927,073
Other Partners' Equity                                                             1,378,786        1,587,298
                                                                                ------------     ------------
     Total Liabilities and Partners' Equity                                     $ 72,277,560     $ 74,962,234
                                                                                ============     ============

Summarized Income Statements -
for the years ended December 31,
                                                                                    1999             1998
                                                                                ------------     --------

Rental and other income                                                         $ 10,212,301     $ 10,265,533
                                                                                ------------     ------------

Expenses:
   Operating                                                                       5,818,020        5,541,256
   Interest                                                                        3,464,002        3,563,300
   Depreciation and amortization                                                   2,748,464        2,812,942
                                                                                ------------     ------------
     Total Expenses                                                               12,030,486       11,917,498
                                                                                ------------     ------------
     Net Loss                                                                   $ (1,818,185)    $ (1,651,965)
                                                                                ============     ============

Fund's share of Net Loss                                                        $ (1,782,829)    $ (1,626,433)
                                                                                ============     ============
Other partners' share of Net Loss                                               $    (35,356)    $    (25,532)
                                                                                ============     ============

For the years ended March 31, 2000 and 1999, the Fund has not recognized $267,550 and $206,380, respectively, of equity in losses relating to three Local Limited Partnerships in which cumulative equity in losses have exceeded their total investment.

The Fund's equity as reflected by the Local Limited Partnerships of $12,764,924 differs from the Fund's investments in Local Limited Partnerships before adjustment of $14,057,718 primarily because of cumulative unrecognized losses of $473,930 described above and differences in the accounting treatment of miscellaneous items.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

                NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2000 is composed of the following:

   Aggregate cost of Treasury STRIPS                                $   918,397
   Accumulated accretion of
     Original Issue Discount                                            754,110
                                                                    $ 1,672,507

The fair value of these securities at March 31, 2000 is $1,904,618. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $6,600 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee for administering the affairs of the Fund. Included in the statements of operations for the years ended March 31, 2000 and 1999 is $163,750 and $166,952, respectively, of fees earned by the affiliate. At March 31, 2000, the affiliate is due $1,359,565 for these fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2000 and 1999 is $104,994 and $79,303 respectively, that has been paid or is payable by the Fund as reimbursements for salaries and benefits expenses. At March 31, 2000, $46,588 is payable to an affiliate of the Managing General Partner.

Affiliates of the Managing General Partner manage three properties in which the Fund has invested. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $116,585 and $109,997 of fees earned by these affiliates for the years ended December 31, 1999 and 1998, respectively.

7.   Commitments

At March 31, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investment in a Local Limited Partnership. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreement and total approximately $240,000.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes

The following schedule reconciles the reported financial statement loss for the fiscal years ended March 31, 2000 and 1999 to the loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 1999 and 1998:

                                                                                    2000                 1999
                                                                                --------------     ----------

Net Loss per financial statements                                               $   (1,760,848)    $  (1,597,697)

   Adjustment to reflect March 31 fiscal year end
     to December 31 tax year end                                                        36,275            (9,133)

   Adjustment for equity in losses of Local Limited
     Partnerships for tax purposes in excess of equity
     in losses for financial reporting purposes                                       (342,700)         (413,357)

   Euity in losses of Local Limited Parnerships not
     recognized for financial reporting purposes                                      (267,550)         (206,380)

   Loss on write-off of investment in Local Limited
     Partnership for tax purposes                                                            -          (404,224)

   Bad debt expense not deductible for tax purposes                                    150,000                 -

   Related party expenses not currently deductible for
     tax purposes                                                                      163,332           168,159

   Amortization of acquisition fees and expenses for
     tax purposes in excess of amortization for financial
     reporting purposes                                                                (11,949)          (11,948)
                                                                                --------------     -------------

Net Loss per tax return                                                         $   (2,033,440)    $  (2,474,580)
                                                                                ==============     =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2000 are as follows:

                                                            Financial             Tax
                                                             Reporting          Reporting
                                                             Purposes           Purposes             Differences

Investments in Local Limited Partnerships                  $  13,088,569     $  10,768,801        $      2,319,768
                                                           =============     =============        ================
Other assets                                               $   2,985,967     $   8,251,136        $     (5,265,169)
                                                           =============     =============        ================
Liabilities                                                $   1,435,752     $      32,918        $      1,402,834
                                                           =============     =============        ================

The differences in the assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $3,832,000 greater than for financial reporting purposes including approximately $474,000 of losses the Fund has not recognized for financial reporting purposes; ii) organizational and offering costs of approximately $5,132,000 have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes; and iii) related party expenses which are deductible for financial reporting purposes of approximately $1,360,000 are not deductible for tax reporting purposes.