Form 10QSB
period 2000-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2000-08-14
CIK 870815

August 14, 2000




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for Quarter Ended June 30, 2000
         File Number 0-22104



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


For the quarterly period ended                                June 30, 2000
                                       ------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to


                     Commission file number 0-22104

 Boston Financial Tax Credit Fund Plus,  A  Limited  Partnership

   (Exact name of registrant as specified in its charter)


                   Massachusetts                  04-3105699

      (State or other jurisdiction of           I.R.S. Employer
       incorporation or organization)         Identification No.)


   101 Arch Street, Boston, Massachusetts                   02110-1106

    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (617)439-3911
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

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               (A Limited Partnership)
                                  TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Statements

         Balance Sheet - June 30, 2000 (Unaudited)                     1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2000 and 1999          2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2000     3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2000 and 1999          4

         Notes to the Financial Statements (Unaudited)                 5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7

PART II - OTHER INFORMATION

Items 1-6                                                              9

SIGNATURE                                                              10

                                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                              (A Limited Partnership)


                                                   BALANCE SHEET
                                                   June 30, 2000
                                                    (Unaudited)


Assets

Cash and cash equivalents                                                                $       244,799
Marketable securities, at fair value                                                           1,081,198
Other investments (Note 2)                                                                     1,705,094
Investments in Local Limited Partnerships, net (Note 1)                                       12,737,433
Other assets                                                                                      14,248
                                                                                         ---------------
     Total Assets                                                                        $    15,782,772
                                                                                         ===============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                           $     1,475,282
Accounts payable and accrued expenses                                                             23,441
                                                                                         ---------------
     Total Liabilities                                                                         1,498,723

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                        14,294,892
Net unrealized losses on marketable securities                                                   (10,843)
     Total Partners' Equity                                                                   14,284,049

     Total Liabilities and Partners' Equity                                              $    15,782,772
                                                                                         ===============

The accompanying  notes are  an  integral  part  of  these financial statements.

                                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                           (A Limited Partnership)

                                          STATEMENTS OF OPERATIONS
                              For the Three Months Ended June 30, 2000 and 1999
                                                 (Unaudited)

                                                                                     2000               1999
                                                                                -------------      ------------

Revenue:
   Investment                                                                   $      18,097      $      18,072

   Accretion of Original Issue Discount (Note 2)                                       32,587             30,152
   Other                                                                                2,456             12,732
                                                                                -------------      -------------
       Total Revenue                                                                   53,140             60,956
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                41,251             40,833
   General and administrative (includes reimbursements
     to an affiliate in the amount of $27,878 and
     $20,567, respectively)                                                            59,338             46,283
   Amortization                                                                         5,151              7,215
                                                                                -------------      -------------
       Total Expenses                                                                 105,740             94,331
                                                                                -------------      -------------

Loss before equity in losses of Local
   Limited Partnerships                                                               (52,600)           (33,375)

Equity in losses of Local Limited Partnerships (Note 1)                              (303,704)          (283,569)
                                                                                -------------      -------------

Net Loss                                                                        $    (356,304)     $    (316,944)
                                                                                =============      =============

 Net Income (Loss) per Limited Partnership Unit:
   Class A Unit (34,643 Units)                                                  $      (10.40)     $       (9.28)
                                                                                =============      =============
   Class B Unit (3,290 Units)                                                   $        2.42      $        2.48
                                                                                =============      =============


The accompanying  notes are  an  integral  part  of  these financial statements.

                                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                        (A Limited Partnership)

                        STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                              For the Three Months Ended June 30, 2000
                                           (Unaudited)


                                                         Investor       Investor          Net
                                              Initial     Limited        Limited       Unrealized
                                  General     Limited    Partners,      Partners,        Gains
                                 Partners     Partner     Class A       Class B         (Losses)         Totals

Balance at March 31, 2000       $ (187,109) $   5,000  $   12,319,545  $ 2,513,760    $   (12,412)   $   14,638,784
                                ----------  ---------  --------------  -----------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale       -          -               -            -          1,569             1,569
   Net Income (Loss)                (3,889)         -        (360,362)       7,947              -          (356,304)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Income (Loss)         (3,889)         -        (360,362)       7,947          1,569          (354,735)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at June 30, 2000        $ (190,998) $   5,000  $   11,959,183  $ 2,521,707    $   (10,843)   $   14,284,049
                                ==========  =========  ==============  ===========    ===========    ==============


The accompanying  notes are  an  integral  part  of  these financial statements.

                                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                        (A Limited Partnership)

                                         STATEMENTS OF CASH FLOWS
                            For the Three Months Ended June 30, 2000 and 1999
                                              (Unaudited)


                                                                                    2000                1999
                                                                                -------------      -------------

Net cash used for operating activities                                          $     (16,753)     $     (18,995)
                                                                                -------------      -------------

Net cash provided by investing activities                                              45,464             48,985
                                                                                -------------      -------------


Net increase in cash and cash equivalents                                              28,711             29,990

Cash and cash equivalents, beginning                                                  216,088             87,134
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     244,799      $     117,124
                                                                                =============      =============


The accompanying  notes are  an  integral  part  of  these financial statements.

                                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                              (A Limited Partnership)

                                         NOTES TO THE FINANCIAL STATEMENTS
                                                    (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2000 and 1999.

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

The following is a summary of Investments in Local Limited Partnerships at June 30, 2000:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                $  27,261,729

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $569,149)                                                       (12,642,003)

Cash distributions received from Local Limited Partnerships                                             (907,993)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          13,711,733

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,122,226

   Accumulated amortization of acquisition fees and expenses                                            (220,350)
                                                                                                   -------------
                                                                                                      14,613,609
Reserve for valuation for Investments
   in Local Limited Partnerships                                                                      (1,876,176)
                                                                                                   -------------
                                                                                                   $  12,737,433
                                                                                                   =============

                                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                              (A Limited Partnership)


                                   NOTES TO THE FINANCIAL STATEMENTS (continued)
                                                    (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships, for the three months ended June 30, 2000 is $398,923. For the three months ended June 30, 2000, the Fund has not recognized $95,219 of equity in losses relating to four Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2000 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $   918,397
   Accumulated accretion of
     Original Issue Discount                                                                     786,697
                                                                                             -----------
                                                                                             $ 1,705,094
                                                                                             ===========

Maturity dates for the STRIPS held at June 30, 2000 range from February 15, 2007 to May 15, 2010 and have a final maturity value of $3,290,000.

3.   Commitments

At June 30, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $158,000.

                                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                              (A Limited Partnership)

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

Liquidity and Capital Resources

At June 30, 2000, the Fund had cash and cash equivalents of $244,799 as compared with $216,088 at March 31, 2000. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by purchases of marketable securities and advances to Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $383,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. To date, the Fund has used approximately $343,000 of operating cash to replenish Reserves. At June 30, 2000, approximately $1,071,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. The Fund has advanced approximately $213,000 to Local Limited Partnerships to fund operating deficits.

At June 30, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $158,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2000.

                             BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                    (A Limited Partnership)

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Fund's result of operations for the three months ended June 30, 2000 resulted in a net loss of $356,304, as compared to a net loss of $316,944 for the same period in 1999. The increase in net loss is primarily attributable to slight increases in equity in losses of Local Limited Partnerships and general and administrative expenses.

Property Discussions

As previously reported, Bancroft Street Apartments (Toledo, Ohio) continues to experience significant operating deficits due to occupancy issues and deteriorating market conditions. The Managing General Partner and Local General Partner are currently negotiating with the lender to restructure the mortgage loan. However, given the severity of the operating deficits, it is likely that the Fund will not be able to retain its interest in the property through 2000. A foreclosure would result in recapture of tax credits for investors, the allocation of taxable income to the Fund and loss of future benefits associated with this property.

As previously reported, Metropolitan Apartments (Chicago, Illinois) continues to operate below break-even primarily due to occupancy issues. The occupancy issues are primarily due to local market conditions and, as a result, the quality of the tenants willing to occupy the property. It is possible that Partnership reserves may be required to fund operating deficits. The Managing General Partner and Local General Partner are working together to develop a plan to help mitigate some of the deficits.

Primrose (Grand Forks, North Dakota), Phoenix Housing (Moorhead, Minnesota), and Sycamore (Sioux Falls, South Dakota) which have the same Local General Partner, have been performing satisfactorily. However, due to concerns over the long-term financial health of the properties, the Managing General Partner developed a plan that will ultimately result in the transfer the Partnership's interest in the property. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Primrose, Phoenix Housing and Sycamore to an affiliate of the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred both its general partner interest and transferred 48.5% of its interest in capital and profits in Primrose, Phoenix Housing and Sycamore to a non-affiliated, non-profit general partner. The Managing General Partner has the right to put the Fund's remaining interest to the new Local
General Partner any time after June 17, 2000. The Fund will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Findley Place Apartments (Minneapolis, Minnesota) has been experiencing operating deficits due to significant capital needs. Due to concerns regarding the long-term viability of the property, on March 1, 2000, the Managing General Partner developed a plan that will ultimately result in the transfer of the Partnership's interest in the property. On March 1, 2000, the Partnership consummated the transfer of 1% of the Partnership's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

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

                             BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                    (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 2000.

                             BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                    (A Limited Partnership)

                                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2000             BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A LIMITED PARTNERSHIP


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