Form 10QSB
period 2000-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2000-11-14
CIK 870815

November  14     , 2000



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2000 File Number 0-22104




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


For the quarterly period ended                         September 30, 2000


                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For        the         transition          period       from           to


                         Commission file number 0-22104

  Boston    Financial    Tax   Credit    Fund    Plus,    A    Limited
-------------------------------------------------------------------------
  Partnership
-------------------------------------------
          (Exact name of registrant as specified in its charter)


     Massachusetts                                         04-3105699
------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
----------------------------------------------   ---------------------------
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                     -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No .

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Balance Sheet - September 30, 2000 (Unaudited)                      1

         Statements of Operations (Unaudited) -
            For the Three and Six Months Ended September 30, 2000 and 1999   2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2000        3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2000 and 1999             4

         Notes to the Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                    9

SIGNATURE                                                                   10

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)

                                  BALANCE SHEET

                               September 30, 2000

                                   (Unaudited)

Assets

Cash and cash equivalents                                                                      $     126,884
Marketable securities, at fair value                                                               1,257,485
Other investments (Note 2)                                                                         1,738,681
Investments in Local Limited Partnerships, net (Note 1)                                           12,203,838
Other assets                                                                                          16,806
                                                                                               -------------
     Total Assets                                                                              $  15,343,694
                                                                                               =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                 $   1,544,411
Accounts payable and accrued expenses                                                                 20,927
                                                                                               -------------
     Total Liabilities                                                                             1,565,338
                                                                                               -------------

General, Initial and Investor Limited Partners' Equity                                            13,782,053
Net unrealized losses on marketable securities                                                        (3,697)
                                                                                               -------------
   Total Partners' Equity                                                                         13,778,356
                                                                                               -------------

   Total Liabilities and Partners' Equity                                                      $  15,343,694
                                                                                               =============

      The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,      September 30,
                                              2000              1999                   2000               1999
                                         -------------      -------------          ------------      ---------

Revenue:
   Investment                            $     19,915       $      17,868          $     38,012      $      35,940
   Accretion of Original Issue
     Discount (Note 2)                         33,587              31,077                66,174             61,229
   Other                                       20,516               1,728                22,972             14,460
                                         ------------       -------------          ------------      -------------
       Total Revenue                           74,018              50,673               127,158            111,629
                                         ------------       -------------          ------------      -------------

Expenses:
   Asset management fees, related party        41,251              40,833                82,502             81,666
   General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $55,756 and
     $37,588 in 2000 and 1999,
     respectively)                             54,884              36,564               114,222             82,847
   Provision for valuation of investments
     in Local Limited Partnerships              9,776                   -                 9,776                  -
   Amortization                                 5,151               7,214                10,302             14,429
                                         ------------       -------------          ------------      -------------
       Total Expenses                         111,062              84,611               216,802            178,942
                                         ------------       -------------          ------------      -------------

Loss before equity in losses of Local
   Limited Partnerships                       (37,044)            (33,938)              (89,644)           (67,313)

Equity in losses of Local

   Limited Partnerships (Note 1)             (475,795)           (486,572)             (779,499)          (770,141)
                                         ------------       -------------          ------------      -------------


Net Loss                                 $   (512,839)      $    (520,510)         $   (869,143)     $    (837,454)
                                         ============       =============          ============      =============


Net Loss per Limited
   Partnership Unit:

     Class A Unit (34,643 Units)         $     (14.62)      $      (14.76)         $     (25.02)     $      (24.04)
                                         ============       =============          ============      =============
     Class B Unit (3,290 Units)          $      (0.32)      $       (1.18)         $       2.10      $        1.30
                                         ============       =============          ============      =============


         The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                   For the Six Months Ended September 30, 2000

                                   (Unaudited)

                                                              Investor        Investor
                                               Initial        Limited         Limited          Net
                                    General    Limited        Partners,       Partners,     Unrealized
                                   Partners    Partner        Class A         Class B        Losses          Totals
                                 -----------   -------        ----------      ---------      ---------      -------


Balance at March 31, 2000        $  (187,109)  $ 5,000    $  12,319,545   $  2,513,760   $   (12,412)   $  14,638,784
                                 -----------   -------    -------------   ------------   -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale         -         -                -              -         8,715            8,715
   Net Income (Loss)                  (9,353)        -         (866,702)         6,912             -         (869,143)
                                 -----------   -------    -------------   ------------   -----------    -------------
Comprehensive Income (Loss)           (9,353)        -         (866,702)         6,912         8,715         (860,428)
                                 -----------   -------    -------------   ------------   -----------    -------------

Balance at September 30, 2000    $  (196,462)  $ 5,000    $  11,452,843  $   2,520,672   $    (3,697)   $  13,778,356
                                 ===========   =======    =============  =============   ===========    =============

                   The  accompanying  notes are an  integral  part of
                    these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)


                                                                                    2000                1999
                                                                                -------------      ---------


Net cash used for operating activities                                          $      (8,678)     $     (50,811)

Net cash provided by (used for) investing activities                                  (80,526)           211,360
                                                                                -------------      -------------

Net increase (decrease) in cash and cash equivalents                                  (89,204)           160,549

Cash and cash equivalents, beginning                                                  216,088             87,134
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     126,884      $     247,683
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2000 and 1999.

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

The following is a summary of Investments in Local Limited Partnerships at September 30, 2000:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                         $   27,271,505

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $659,856)                                                       (13,117,798)

Cash distributions received from Local Limited Partnerships                                             (960,642)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          13,193,065

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,122,226
   Accumulated amortization of acquisition fees and expenses                                            (225,501)
                                                                                                   -------------

Investments in Local Limited Partnerships before reserve for valuation                                14,089,790

Reserve for valuation for investments in Local Limited Partnerships                                   (1,885,952)
                                                                                                   -------------
Investments in Local Limited Partnerships                                                          $  12,203,838
                                                                                                   =============

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)

                    Notes to Financial Statements (continued)

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2000 is $965,425. For the six months ended September 30, 2000, the Fund has not recognized $185,926 of equity in losses relating to four Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Other Investments

Other investments consists of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The carrying value at September 30, 2000 is composed of the following:

   Aggregate cost of Treasury STRIPS                               $   918,397
   Accumulated accretion of
     Original Issue Discount                                           820,284
                                                                     -----------
                                                                   $ 1,738,681

Maturity dates for the STRIPS held at September 30, 2000 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At September 30, 2000, the Fund had cash and cash equivalents of $126,884, compared with $216,088 at March 31, 2000. The decrease is primarily attributable to purchases of marketable securities and advances to Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $395,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. To date, the Fund has used approximately $388,000 of operating cash to replenish Reserves. At September 30, 2000, approximately $1,261,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. The Fund has advanced approximately $222,000 to Local Limited Partnerships to fund operating deficits.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as noted above.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Fund's result of operations for the six months ended September 30, 2000 resulted in a net loss of $869,143, as compared to a net loss of $837,454 for the same period in 1999. The increase in net loss is primarily attributable to increases in equity in losses of Local Limited Partnerships and general and administrative expenses.

For the three months ended September 30, 2000, the Fund had a net loss of $512,839, as compared to a net loss of $520,510 for the same period in the prior year. The decrease is due to a slight decrease in equity in losses of Local Limited Partnerships.

Property Discussions

As previously reported, Bancroft Street Apartments (Toledo, Ohio) had significant operating deficits due to occupancy issues and deteriorating market conditions. The Managing General Partner and Local General Partner negotiated with the lender to restructure the mortgage loan. However, the lender ultimately determined to hold a foreclose on the property on October 10, 2000. The foreclosure will result in recapture of tax credits for investors, the allocation of taxable income to the Fund and loss of future benefits associated with this property.

Metropolitan Apartments (Chicago, Illinois) continues to operate below break-even primarily due to occupancy issues. Occupancy has suffered primarily due to local market conditions and, as a result, the quality of tenant willing to occupy the property is generally low. It is possible that Partnership reserves may be required to fund operating deficits. The Managing General Partner visited the property in October and found it in poor condition, and in need of repairs. The Managing General Partner will work with the Local General Partner to develop a plan to help mitigate some of the deficits.

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

Findley Place Apartments (Minneapolis, Minnesota) has been experiencing operating deficits due to significant capital needs. Due to concerns regarding the long-term viability of the property, on March 1, 2000, the Managing General Partner developed a plan that will ultimately result in the transfer of the Partnership's interest in the property. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Partnership's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired in 2004.

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

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,

                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 14  , 2000   BOSTON FINANCIAL TAX CREDIT FUND PLUS, LIMITED
                           PARTNERSHIP

                            By: Arch Street VI, Inc.,

                                        its Managing General Partner

                                        /s/Randolph G. Hawthorne
                                        ----------------------------------------
                                        Randolph G. Hawthorne
                                        Managing Director, Vice President and
                                        Chief Operating Officer