Form 10QSB
period 2000-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2001-02-14
CIK 870815

February 14, 2001




Securities and Exchange Commission
450 Fifth Street, NW

Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2000 File Number 0-22104




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

For the quarterly period ended                 December 31, 2000
                                           --------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------      ---------------------

                         Commission file number 0-22104

     Boston Financial Tax Credit Fund Plus,  A Limited Partnership
-------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Massachusetts                        04-3105699
      -------------------------------             ----------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)


   101 Arch Street, Boston, Massachusetts            02110-1106
------------------------------------------        ----------------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

                                   Yes X No .

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet - December 31, 2000 (Unaudited)                                     1

         Statement of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 2000 and 1999                 2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2000                      3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2000 and 1999                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

PART II - OTHER INFORMATION

Items 1-6                                                                                  9

SIGNATURE                                                                                  10


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2000
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                      $      66,683
Marketable securities, at fair value                                                                 843,857
Other investments (Note 2)                                                                         1,772,931

Investments in Local Limited Partnerships, net (Note 1)                                           11,806,465
Other assets                                                                                          14,997
                                                                                               -------------
     Total Assets                                                                              $  14,504,933
                                                                                               =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                 $   1,212,288
Accounts payable and accrued expenses                                                                 24,443
                                                                                               -------------
     Total Liabilities                                                                             1,236,731
                                                                                               -------------

General, Initial and Investor Limited Partners' Equity                                            13,262,068
Net unrealized gains on marketable securities                                                          6,134
                                                                                               -------------
     Total Partners' Equity                                                                       13,268,202
                                                                                               -------------

     Total Liabilities and Partners' Equity                                                    $  14,504,933
                                                                                               =============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              2000              1999                   2000               1999
                                         -------------      -------------          ------------      --------------
Revenue:
   Investment                            $      19,571      $      17,776          $     57,583      $       53,716
   Accretion of Original Issue
     Discount (Note 2)                          34,249             31,690               100,423              92,919
   Other                                           480            100,580                23,452             115,040
                                         -------------      -------------          ------------      --------------
       Total Revenue                            54,300            150,046               181,458             261,675
                                         -------------      -------------          ------------      --------------

Expenses:
   Asset management fees, related party         41,251             40,833               123,753             122,499
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $182,383 and $58,407
     in 2000 and 1999, respectively)           144,430             53,757               258,652             136,604
   Provision for valuation of investments
     in Local Limited Partnerships             202,648             30,000               212,424              30,000
   Amortization                                  5,151              7,215                15,453              21,644
                                         -------------      -------------          ------------      --------------
       Total Expenses                          393,480            131,805               610,282             310,747
                                         -------------      -------------          ------------      --------------

Income (Loss) before equity in losses
   of Local Limited Partnerships              (339,180)            18,241              (428,824)            (49,072)

Equity in losses of Local

   Limited Partnerships                       (180,805)          (443,861)             (960,304)         (1,214,002)
                                         -------------      -------------          ------------      --------------

Net Loss                                 $    (519,985)     $    (425,620)         $ (1,389,128)     $   (1,263,074)
                                         =============      =============          ============      ==============

Net Loss per Limited
Partnership Unit:

   Class A Unit (34,643 Units)           $     (14.82)      $      (12.23)         $     (39.84)     $       (36.27)
                                         ============       =============          ============      ==============
   Class B Unit (3,290 Units)            $      (0.26)      $        0.83          $       1.84      $         2.13
                                         ============       =============          ============      ==============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)

                                                            Investor         Investor         Net
                                                Initial      Limited          Limited     Unrealized
                                    General     Limited     Partners,        Partners,       Gains
                                   Partners     Partner      Class A          Class B      (Losses)        Totals
                                 -----------    -------   -------------   ------------   -----------    ---------

Balance at March 31, 2000        $  (187,109)  $ 5,000    $  12,319,545   $  2,513,760   $   (12,412)   $  14,638,784
                                 -----------   -------    -------------   ------------   -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale         -         -               -              -         18,546           18,546


   Net Income (Loss)                 (14,896)        -       (1,380,277)         6,045             -       (1,389,128)
                                 -----------   -------    -------------   ------------   -----------    -------------
Comprehensive Income (Loss)          (14,896)        -       (1,380,277)         6,045        18,546       (1,370,582)
                                 -----------   -------    -------------   ------------   -----------    -------------

Balance at December 31, 2000    $   (202,005) $  5,000  $    10,939,268  $   2,519,805     $   6,134     $ 13,268,202
                                ============  ========  ===============  =============     =========     ============



The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                    2000                1999
                                                                                -------------       ------------

Net cash provided by (used for) operating activities                            $    (501,724)      $     21,508

Net cash provided by investing activities                                             352,319            123,233
                                                                                -------------       ------------

Net increase (decrease) in cash and cash equivalents                                 (149,405)           144,741

Cash and cash equivalents, beginning                                                  216,088             87,134
                                                                                -------------       ------------

Cash and cash equivalents, ending                                               $      66,683       $    231,875
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2000 and 1999.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 2000:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                $  27,212,084

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $713,152)                                                       (13,298,603)

Cash distributions received from Local Limited Partnerships                                             (961,177)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          12,952,304

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,122,226
   Accumulated amortization of acquisition fees and expenses                                            (230,652)
                                                                                                   -------------

Investments in Local Limited Partnerships before reserve for valuation                                13,843,878

Reserve for valuation of investments in Local Limited Partnerships                                    (2,037,413)
                                                                                                   -------------
Investments in Local Limited Partnerships                                                          $  11,806,465
                                                                                                   =============

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                    Notes to Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2000 is $1,199,525. For the nine months ended December 31, 2000, the Fund has not recognized $239,221 of equity in losses relating to four Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Other Investments

Other investments consists of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The carrying value at December 31, 2000 is composed of the following:

   Aggregate cost of Treasury STRIPS                                 $   918,397
   Accumulated accretion of
     Original Issue Discount                                             854,534
                                                                     -----------
                                                                     $ 1,772,931

Maturity dates for the STRIPS held at December 31, 2000 range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At December 31, 2000, the Fund had cash and cash equivalents of $66,683, compared with $216,088 at March 31, 2000. The decrease is primarily attributable to purchases of marketable securities and advances to Local Limited Partnerships.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $398,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. At December 31, 2000, approximately $651,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. The Fund has advanced approximately $224,000 to Local Limited Partnerships to fund operating deficits.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2000.

Results of Operations

The Fund's results of operations for the nine months ended December 31, 2000 resulted in a net loss of $1,389,128, as compared to a net loss of $1,263,074 for the same period in 1999. The increase in net loss is primarily attributable to increases in provision for valuation of investments in Local Limited Partnerships and general and administrative expenses, partially offset by a decrease in equity in losses of Local Limited Partnerships.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

For the three months ended December 31, 2000, the Fund had a net loss of $519,985, as compared to a net loss of $425,620 for the same period in the prior year. The increase is due to an increase in provision for valuation of investments in Local Limited Partnerships.

Property Discussions

As previously reported, Bancroft Street Apartments (Toledo, Ohio) had significant operating deficits due to occupancy issues and deteriorating market conditions. The Managing General Partner and Local General Partner negotiated with the lender to restructure the mortgage loan. However, the lender ultimately determined to hold a foreclosure on the property on October 10, 2000. The foreclosure resulted in recapture of tax credits for investors of approximately $18.70 per unit, which will be on your 2000 Schedule K-1 that will be filed in April 2001. In addition, the foreclosure resulted in the allocation of taxable income to the Fund as well as the loss of future benefits associated with this property.

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

Due to concerns over the long-term financial health of Primrose (Grand Forks, North Dakota), Phoenix Housing (Moorhead, Minnesota), and Sycamore (Sioux Falls, South Dakota), the Managing General Partner developed a plan that will ultimately result in the transfer the Partnership's interest in each property. All three properties have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Primrose, Phoenix Housing and Sycamore to an affiliate of the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred both its general partner interest and withdrew 48.5% of its interest in capital and profits in Primrose, Phoenix Housing and Sycamore to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner transferred his remaining interest in each of the properties.

With regard to Sycamore and Primrose, the Managing General Partner has the right to put the Fund's remaining interest to the new Local General Partner any time after June 17, 2000. The Fund will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired in 2003.

With regard to Phoenix Housing, an additional limited partner, with the Fund's approval, was admitted to the local limited partnership that owns the property effective November 1, 2000. As a result, the Fund's interest in the property was diluted to an immaterial amount. The Fund is expected to receive a pro-rata share of the property's tax credits during 2000. The Fund will not receive a material amount of the property's future tax credits. However, pursuant to its agreement with the Local Limited Partnership, the Fund is to receive cash from the Local Limited Partnership

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

of approximately $7,900 in April 2001, $94,000 in April 2002, and $47,000 in April 2003. These amounts represent the Fund's share of the property's prospective tax credits that it will not receive because of its diluted interest in the property. The Managing General Partner has the right to put the Fund's remaining interest to the new Local General Partner any time after August 31, 2001.

Findley Place Apartments (Minneapolis, Minnesota) has been experiencing operating deficits due to significant capital needs. Due to concerns regarding the long-term viability of the property, on March 1, 2000, the Managing General Partner developed a plan that will ultimately result in the transfer of the Partnership's interest in the property. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Partnership's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will occur in 2004.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 2000.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  February 14, 2001                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A LIMITED PARTNERSHIP

                                          By:    Arch Street VI, Inc.,
                                                 its Managing General Partner




                                                /s/Jenny Netzer
                                                -------------------------------
                                                Jenny Netzer
                                                Managing Director and President