Form 10KSB
period 2001-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2001-06-29
CIK 870815

June    29  , 2001





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2001 File Number 0-22104


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

For   the   fiscal   year   ended               March     31,    2001
                                     -------------------------------------------


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
         (Exact name of registrant as specified in its charter)

                   Massachusetts                                 04-3105699
--------------------------------------------------------------------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

   101 Arch Street, Boston, Massachusetts                       02110-1106
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (617)  439-3911
                                                    ----------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
          Title of each class                             which registered
          -------------------                         -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $37,933,000 as of March 31, 2001
                                         --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                    Part of Report on
                                                    Form 10-KSB into
                                                    Which the Document
Documents incorporated by reference                 is Incorporated
-----------------------------------                 -----------------------

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

     "Estimated Use of Proceeds"                    Part III, Item 12

     "Management Compensation and Fees"             Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"               Part III, Item 12

           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                   Page No.

PART I

       Item 1       Business                                            K-3
       Item 2       Properties                                          K-5
       Item 3       Legal Proceedings                                   K-13
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                    K-13

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                     K-13
       Item 6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       K-14
       Item 7       Financial Statements and Supplementary Data         K-17
       Item 8       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure              K-17

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                   K-17
       Item 10      Management Remuneration                             K-18
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                               K-18
       Item 12      Certain Relationships and Related Transactions      K-18
       Item 13      Exhibits and Reports on Form 8-K K-20

SIGNATURES                                                              K-21
----------

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
                                   (Unaudited)

      Properties owned by                                Date Interest
Local Limited Partnerships             Location            Acquired

     Leatherwood
    (formerly Village Oaks)(1)     Yoakum, TX              12/23/91
     Tamaric(1)                    Cedar Park, TX          12/23/91
     Northwest(1)                  Georgetown, TX          12/23/91
     Pilot House                   Newport News, VA        02/25/92
     Jardines de Juncos            Juncos, PR              04/14/92
     Livingston Arms*              Poughkeepsie, NY        05/01/92
     Broadway Tower                Revere, MA              06/02/92
     45th & Vincennes              Chicago, IL             06/26/92
     Phoenix Housing *             Moorhead, MN            07/06/92
     Cottages of Aspen             Oakdale, MN             07/02/92
     Long Creek Court              Kittrell, NC            07/01/92
     Atkins Glen                   Stoneville, NC          07/01/92
     Tree Trail                    Gainesville, FL         10/30/92
     Meadow Wood                   Smyrna, TN              10/30/92
     Primrose                      Grand Forks, ND         12/09/92
     Sycamore                      Sioux Falls, ND         12/17/92
     Preston Place                 Winchester, VA          12/21/92
     Kings Grant Court             Statesville, NC         12/23/92
     Chestnut Plains               Winston-Salem, NC       12/24/92
     Bancroft Court                Toledo, OH              12/31/92
     Capitol Park(1)               Oklahoma City, OK       02/10/93
     Hudson Square                 Baton Rouge, LA         03/08/93
     Walker Woods II               Dover, DE               06/11/93
     Vista Villa                   Saginaw County, MI      08/04/93
     Metropolitan*                 Chicago, IL             08/19/93
     Carolina Woods II             Greensboro, NC          10/11/93
     Linden Square                 Genesee County, MI      10/29/93
     New Garden Place*             Gilmer, NC              06/24/94
     Findley Place *               Minneapolis, MN         07/15/94

* The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for an 82%, 0.2%, 98.75% and 97.9% interest in Livingston Arms, Phoenix Housing, Metropolitan and New Garden Place. Profits and losses arising from sale or refinancing transactions will be allocated in accordance with the respective Local Limited Partnership Agreements.

(1)      The Fund no longer has an interest in this Local Limited Partnership.

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2001, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Tree Trail Apartments, A Limited Partnership and Meadow Wood Townhomes, A Limited Partnership, representing 14.12%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, Kings Grant Court Limited Partnership and Chestnut Plains Limited Partnership, representing 5.03%, have Gordon Blackwell and MBG Investment Inc. as Local General Partners; (iii) Phoenix Housing, L.P., Dakota Square Manor Limited Partnership and Duluth Limited Partnership II, representing 6.64%, have MetroPlains Acquisition Corporation as Local General Partners; and (iv) Pilot House Associates L.P., and Preston Place Associates, L.P., representing 17.74%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VI Limited Partnership. The Fund, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend Lease"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

Item 2.  Properties

The Fund owns limited partnership interests in twenty-five Local Limited Partnerships, which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Phoenix Housing, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 0.2%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%.

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

The schedule on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Fund.




                                                       Capital Contributions
Local Limited Partnership                Number    Total committed    Paid through  Mtge. loans payable                Occupancy
Property Name                              of       at March 31,       March 31,      at December 31,      Type of    at March 31,
Property Location                      Apt. Units       2001              2001             2000            Subsidy*      2001
---------------------------------     ------------------------------------------------------------------- --------------------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)(1)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD. (1)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing Associates,
     LTD. (1)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA                         132        $2,479,707        $2,479,707       $3,227,798           None       100%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                                60           604,781           604,781        2,604,268           FmHA       100%







                                                      Capital Contributions
Local Limited Partnership                Number    Total committed    Paid through  Mtge. loans payable                Occupancy
Property Name                              of       at March 31,       March 31,      at December 31,      Type of    at March 31,
Property Location                      Apt. Units       2001              2001             2000            Subsidy*      2001
---------------------------------     ------------------------------------------------------------------- --------------------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                          25         1,114,686         1,114,686          467,200           None       100%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                                92         2,350,000         2,350,000        5,861,927         Section 8    100%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                              40           457,809           457,809        2,554,330         Section 8     98%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                              114         1,027,333         1,027,333        4,590,000           None        98%

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                               19           689,080           689,080          630,660         Section 8     84%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                              14           120,476           120,476          549,493           FmHA        93%





                                                        Capital Contributions
Local Limited Partnership                Number    Total committed    Paid through  Mtge. loans payable                Occupancy
Property Name                              of       at March 31,       March 31,      at December 31,      Type of    at March 31,
Property Location                      Apt. Units       2001              2001             2000            Subsidy*      2001
---------------------------------     ------------------------------------------------------------------- --------------------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                            24           205,574           205,574          950,353           FmHA       100%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL                          108         2,060,143         2,060,143        2,609,772           None        95%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                                88         1,742,671         1,742,671        2,563,545           None        94%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND                           48           674,557           674,557        1,064,822           None       100%

Duluth Limited Partnership II
Sycamore
Sioux Falls, ND                           48           657,000           657,000        1,200,869           None        96%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                           120         2,300,000         2,300,000        3,096,296           None        99%







                                                        Capital Contributions
Local Limited Partnership                Number    Total committed    Paid through  Mtge. loans payable                Occupancy
Property Name                              of       at March 31,       March 31,      at December 31,      Type of    at March 31,
Property Location                      Apt. Units       2001              2001             2000            Subsidy*      2001
---------------------------------     ------------------------------------------------------------------- --------------------------

Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC                           36           708,530           708,530          876,218           None       100%

Chestnut Plains Limited
     Partnership
Chestnut Plains
Winston-Salem, NC                         24           319,810           319,810          577,901           None       100%

Prince Hall Housing Associates,
     Limited Partnership (1)
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
     Partnership
Bancroft Court
Toledo, OH                                97           902,340           902,340                0         Section 8      N/A

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA                           82           554,670           554,670          710,097         Section 8    100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                                 19           591,429           591,429          853,911           None       100%






                                                        Capital Contributions
Local Limited Partnership                Number    Total committed    Paid through  Mtge. loans payable                Occupancy
Property Name                              of       at March 31,       March 31,      at December 31,      Type of    at March 31,
Property Location                      Apt. Units       2001              2001             2000            Subsidy*      2001
---------------------------------     ------------------------------------------------------------------- --------------------------

Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI                       100         1,204,762         1,204,762        4,033,811           None        99%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                               69         2,139,159         2,139,159        2,002,047         Section 8     86%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC                            40           750,238           750,238          843,637           None        98%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI                       120         1,299,774         1,299,774        4,769,340           None        98%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                                76         1,269,794         1,269,794          805,227           None       100%








                                                        Capital Contributions
Local Limited Partnership                Number    Total committed    Paid through  Mtge. loans payable                Occupancy
Property Name                              of       at March 31,       March 31,      at December 31,      Type of    at March 31,
Property Location                      Apt. Units       2001              2001             2000            Subsidy*      2001
---------------------------------     ------------------------------------------------------------------- --------------------------

Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place Apartments
Minneapolis, MN                           89           716,000           716,000        3,001,170           None       100%
                                      ------      ------------      ------------     ------------
                                       1,684      $ 26,940,323      $ 26,940,323     $ 50,444,692
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

    (1)         The Fund no longer has an interest in this Local Limited
                Partnership.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

As of June 18, 2001, there were 1,972 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. To date, the Fund has made no cash distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Liquidity and capital resources

At March 31, 2001, the Fund had cash and cash equivalents of $255,701 as compared with $216,088 at March 31, 2000. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by purchases of marketable securities, cash used for operating activities and investment in Local Limited Partnership.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $403,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. At March 31, 2001, approximately $676,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Fund has advanced approximately $224,000 to Local Limited Partnerships to fund operating deficits.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the years ended March 31, 2001 or 2000. It is not expected that cash available for distribution, if any, will be significant during the 2001 calendar year. Based on the results of 2000 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2001 versus 2000

For the year ended March 31, 2001, the Fund's operations resulted in a net loss of $1,875,548 as compared to a net loss of $1,760,848 for the same period in 2000. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships and an increase in general and administrative expenses. The increase in provision for valuation of investment in Local Limited Partnerships is due to additional non-temporary declines in the recoverable amounts of two investments. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

Low-income housing tax credits

The 2000 Tax Credits per Unit were $139.64 and $104.13 for Class A Unit and Class B Unit investors, respectively. The 1999 Tax Credits per Unit were $144.63 and $104.13 for Class A Unit and Class B Unit investors, respectively. The tax credits stabilized in 1995, and are expected to continue to decrease as certain properties reach the end of the ten year period. However, because the compliance periods extend significantly beyond the tax credit periods, the Fund is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Fund's investment portfolio consists of limited partnership interests in 25 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner may desire to dispose of interests in certain Local Limited Partnerships in the normal course of the Fund's business. The following Property discussions focus only on such Properties.

As previously reported, Bancroft Street Apartments, located in Toledo, Ohio, had significant operating deficits due to occupancy issues and deteriorating market conditions. The Managing General Partner and Local General Partner negotiated with the lender to restructure the mortgage loan. However, the lender ultimately determined to hold a foreclosure on the Property on October 10, 2000. The foreclosure resulted in recapture of tax credits for investors of approximately $18.70 per Unit. In addition, the foreclosure resulted in the allocation of taxable income to the Fund as well as loss of future benefits associated with this Property.

Although the neighborhood in which 45th & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. The Managing General Partner will continue to closely monitor Property operations.

Metropolitan Apartments, located in Chicago, Illinois, continues to operate below break-even primarily due to occupancy issues. Occupancy has suffered primarily due to local market conditions, and as a result, the quality of tenant willing to occupy the Property is generally low. It is possible that Fund Reserves may be required to fund operating deficits. The Managing General Partner visited the Property in October 2000 and found it in poor condition with repairs needed. The Managing General Partner is working with the Local General Partner to develop a plan that addresses the Property's issues.

Due to concerns over the long-term financial health of Primrose, Phoenix Housing and Sycamore, located in Grand Forks, North Dakota, Moorhead, Minnesota and Sioux Falls, South Dakota, respectively, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. All three Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in the three Local Limited Partnerships to an affiliate of the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the three Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. The Managing General Partner will have the right to transfer the Fund's remaining interests after September 1, 2001.

With regard to Sycamore and Primrose, the Fund will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which is 2003.

With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective November 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount. The Fund received a pro-rata share of the Property's tax credits during 2000. The Fund will not receive a material amount of the Property's future tax credits. However, the Fund received cash from the Local Limited Partnership of approximately $16,000 in April 2001 and will receive approximately $94,000 in April 2002 and $47,000 in April 2003. These amounts represent the Fund's share of the Property's prospective tax credits that it will not receive because of its diluted interest in the Local Limited Partnership.

Findley Place Apartments, located in Minneapolis, Minnesota, experienced operating deficits due to significant capital needs in recent years. As a result of concerns regarding the long-term viability of the Property, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will occur in 2004. Currently, Property operations are improving and the Managing General Partner believes that it will operate above break-even in the future.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2001 and 2000.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None.

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in December, 1990. Jenny Netzer is a Principal of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                      Position

Jenny Netzer                Principal, Head of Housing and Community Investment
Michael H. Gladstone        Principal, Member, Legal
Lauren M. Guillette         Principal, Member, Legal

The other General Partner of the Partnership is Arch Street VI Limited Partnership, a Massachusetts limited partnership ("Arch Street VI L.P.") that was organized in December 1990. The General Partner of Arch Street VI L.P. is Arch Street VIII, Inc.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 45, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University
(J.D. & MBA).

Lauren M. Guillette, age 36, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

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

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street VI L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2001 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, affiliates of the Managing General Partner are or were property management agents for Pilot House, Preston Place and Linden Square.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2001 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the gross offering proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2001.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2001.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $6,600 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2001 are as follows:

                                                   2001           2000
                                               -----------     -----------

       Asset Management Fees                   $   164,682     $   163,750

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2001 are as follows:

                                                2001           2000
                                            -----------     -----------

       Salaries and benefits
          expense reimbursements            $   265,985     $   104,994

Property Management Fees

Through December 31, 1999, affiliates of the Managing General Partner were management agents for three Local Limited Partnerships. During the year ended December 31, 2000, one of the Local Limited Partnerships changed management agents to a non-affiliate of the Fund. Fees earned in each of the two years ended December 31, 2000 are as follows:

                                               2000            1999
                                           -----------     -----------

        Property Management Fees           $    84,280     $   116,585


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2001.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the two years ended March 31, 2001 is presented in Note 6 to the Financial Statements.

Item 13.  Exhibits and Reports on Form 8-K

(a)    Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)    Reports on Form 8-K:
       No Reports on Form 8-K were filed during the year ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                          Date:    June   29    , 2001
           ---------------------------------------           -------------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                          Date:    June   29    , 2001
           ---------------------------------------           -------------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                  Date:   June  29  , 2001
           -----------------------------                    ----------------
           Michael H. Gladstone
           Director

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

                                      INDEX

                                                                  Page No.
                                                                  --------


Report of Independent Accountants                                   F-2
     For the years ended March 31, 2001 and 2000

Financial Statements:

     Balance Sheet - March 31, 2001                                 F-3

     Statements of Operations - For the years ended
       March 31, 2001 and 2000                                      F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2001 and 2000                  F-5

     Statements of Cash Flows - For the years ended
       March 31, 2001 and 2000                                      F-6

     Notes to the Financial Statements                              F-7

                        Report of Independent Accountants



To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $11,316,463 at March 31, 2001, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(1,261,705) and $(1,515,279) for the years ended March 31, 2001 and 2000, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
June 27, 2001
Boston, Massachusetts

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2001



Assets

Cash and cash equivalents                                       $     255,701
Marketable securities, at fair value (Note 3)                         769,026
Investments in Local Limited Partnerships, net (Note 4)            11,316,463
Other investments (Note 5)                                          1,807,095
Other assets                                                            9,873
                                                                -------------
     Total Assets                                               $  14,158,158
                                                                ==============

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 6)                          $   1,336,819
Accrued expenses                                                       32,967
                                                                -------------
     Total Liabilities                                              1,369,786
                                                                -------------

General, Initial and Investor Limited Partners' Equity             12,775,648
Net unrealized gain on marketable securities                           12,724
                                                                -------------
     Total Partners' Equity                                        12,788,372
                                                                -------------

     Total Liabilities and Partners' Equity                     $  14,158,158
                                                                =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000


                                                                               2001              2000
                                                                          ------------       -------------
Revenue:
   Investment                                                             $     71,257       $      72,855
   Accretion of Original Issue Discount (Note 5)                               134,588             124,882
   Other                                                                        44,321             115,960
                                                                          ------------       -------------
     Total Revenue                                                             250,166             313,697
                                                                          ------------       -------------

Expenses:
   Asset management fees, affiliate (Note 6)                                   164,682             163,750
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $265,985 and $104,994, respectively) (Note 6)                           363,972             216,657
   Provision for valuation of investments in Local
     Limited Partnerships                                                      315,944             150,000
   Amortization                                                                 19,411              28,859
                                                                          ------------       -------------
     Total Expenses                                                            864,009             559,266
                                                                          ------------       -------------

Loss before equity in losses of Local Limited
   Partnerships                                                               (613,843)           (245,569)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                    (1,261,705)         (1,515,279)
                                                                          ------------       -------------

Net Loss                                                                  $ (1,875,548)      $  (1,760,848)
                                                                          ============       =============

Net Loss allocated:
   General Partners                                                       $    (20,101)      $     (18,857)
   Class A Limited Partners                                                 (1,862,673)         (1,747,393)
   Class B Limited Partners                                                      7,226               5,402
                                                                          ------------       -------------
                                                                          $ (1,875,548)      $  (1,760,848)
                                                                          ============       =============

Net Income (Loss) per Limited Partnership Unit:
   Class A Unit (34,643 Units)                                            $     (53.77)      $      (50.44)
                                                                          ============       =============
   Class B Unit (3,290 Units)                                             $       2.20       $        1.64
                                                                          ============       =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2001 and 2000




                                                          Investor      Investor           Net
                                              Initial      Limited       Limited       Unrealized
                                   General    Limited     Partners,     Partners,         Gains
                                  Partners    Partner      Class A       Class B        (Losses)         Totals
                                ----------       -------------       -------------    -----------    --------------

Balance at March 31, 1999       $ (168,252) $   5,000  $   14,066,938  $ 2,508,358    $     4,665    $   16,416,709
                                ----------  ---------  --------------  -----------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale       -          -               -            -        (17,077)         (17,077)
   Net Income (Loss)               (18,857)         -      (1,747,393)       5,402              -        (1,760,848)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Income (Loss)        (18,857)         -      (1,747,393)       5,402        (17,077)       (1,777,925)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at March 31, 2000         (187,109)     5,000      12,319,545    2,513,760        (12,412)       14,638,784
                                ----------  ---------  --------------  -----------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale       -          -               -            -         25,136            25,136
   Net Income (Loss)               (20,101)         -      (1,862,673)       7,226              -        (1,875,548)
                                ----------  ---------  --------------  -----------    -----------    --------------
Comprehensive Income (Loss)        (20,101)         -      (1,862,673)       7,226         25,136        (1,850,412)
                                ----------  ---------  --------------  -----------    -----------    --------------

Balance at March 31, 2001       $ (207,210) $   5,000  $   10,456,872  $ 2,520,986    $    12,724    $  (12,788,372)
                                ==========  =========  ==============  ===========    ===========    ==============


The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2001 and 2000




                                                                                    2001              2000
                                                                                -------------    -------------

Cash flows from operating activities:
   Net Loss                                                                     $  (1,875,548)   $  (1,760,848)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Equity in losses of Local Limited Partnerships                                 1,261,705        1,515,279
     Provision for valuation of investments in
       Local Limited Partnerships                                                     315,944          150,000
     Accretion of Original Issue Discount                                            (134,588)        (124,882)
     Amortization                                                                      19,411           28,859
     Gain on sales and maturities of
       marketable securities, net                                                      (2,068)          (1,788)
     Cash distributions included in net loss                                           (3,577)               -
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                     4,850              534
       Accounts payable to affiliate                                                  (69,334)         194,937
       Accrued expenses                                                                 3,368            4,003
                                                                                -------------    -------------
Net cash provided by (used for) operating activities                                 (479,837)           6,094
                                                                                -------------    -------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                            (82,805)               -
   Advances to Local Limited Partnerships                                             (11,552)        (120,000)
   Reimbursement of advances to Local Limited Partnership                              10,000                -
   Purchases of marketable securities                                                (677,356)        (598,892)
   Proceeds from sales and maturities of
     marketable securities                                                          1,018,183          684,859
   Cash distributions received from Local
     Limited Partnerships                                                             262,980          156,893
                                                                                -------------    -------------
Net cash provided by investing activities                                             519,450          122,860
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                              39,613        128,954

Cash and cash equivalents, beginning of year                                          216,088           87,134
                                                                                -------------    -------------

Cash and cash equivalents, end of year                                          $     255,701    $     216,088
                                                                                =============    =============



The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to: (i) provide current tax benefits which qualified investors may use to offset their federal income tax liability; ii) provide limited cash distributions from Local Limited Partnership operations; and iii) preserve and protect the Fund's capital; (iv) provide cash distributions from sale or refinancing transactions; and (v) provide payments to Class B Limited Partners from Treasury STRIPS.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


1.   Organization (continued)
     -----------------------

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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. Funds totaling approximately $403,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. At March 31, 2001, the Managing General Partner has designated approximately $676,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of short-term highly liquid money market instruments with original maturities of 90 days or less at acquisition and approximate fair value.

Marketable Securities and Other Investments

Marketable securities consist primarily of U. S. Treasury instruments and various assets backed investment vehicles. The Fund's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity. The Fund accounts for its investments in Treasury STRIPS, which are included in other investments in the balance sheet, using the effective interest method of accretion for the original issue discount. The Fund has the ability and it is its intention to hold the Treasury STRIPS until maturity. Therefore, they are classified as "Held to Maturity" and are carried at cost plus the adjustments for the discount using the effective interest method.

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnership, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnership beyond its investment, therefore a Local

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)
     ------------------------------------------

Investments in Local Limited Partnerships (continued)
----------------------------------------------------

Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

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

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2000 and 1999.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)
     ------------------------------------------

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                              Gross             Gross
                                                           Unrealized       Unrealized          Fair
                                              Cost            Gains            Losses           Value
                                          -----------      -----------      ----------       -----------
Debt securities issued by
   the US Treasury and other
   US government corporation
   and agencies                           $   595,668        $   9,237      $        -       $   604,905

Mortgage backed securities                    160,634            3,555             (68)          164,121
                                          -----------        ---------      ----------       -----------

Marketable securities
   at March 31, 2001                      $   756,302        $  12,792      $      (68)      $   769,026
                                          ===========        =========      ==========       ===========

The contractual maturities at March 31, 2001 are as follows:
                                                                        Fair
                                               Cost                    Value
                                            -----------             -----------

Due in less than one year                   $   198,867             $   202,281
Due in one year to five years                   396,801                 402,624
Mortgage backed securities                      160,634                 164,121
                                            -----------             -----------
                                            $   756,302             $   769,026
                                            ===========             ===========

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $593,000 and $263,000 during the years ended March 31, 2001 and 2000, respectively. Proceeds from the maturities of marketable securities were approximately $425,000 and $422,000 during the years ended March 31, 2001 and 2000, respectively. Included in investment income are gross gains of $2,823 and $1,924 and gross losses of $755 and $136 that were realized on these sales during the years ended March 31, 2001 and 2000, respectively.

4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in twenty-five Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The following is a summary of investments in Local Limited Partnerships at March
31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  27,263,271

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $988,681)                                                       (13,596,427)

Cash distributions received from Local Limited Partnerships                                           (1,045,877)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          12,620,967

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,122,226

   Accumulated amortization of acquisition fees and expenses                                            (234,610)
                                                                                                   -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                         13,508,583

Reserve for valuation of investments in Local Limited Partnerships                                    (2,192,120)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  11,316,463
                                                                                                   =============

The Fund has provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of the investments.

Summarized financial information as of December 31, 2000 and 1999 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90-day lag basis) of all Local Limited Partnerships in which the Fund has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,
                                                    2000             1999
                                                ------------     -----------
Assets:
   Investment property, net                     $ 64,091,338     $ 66,735,658
   Other assets                                    5,506,953        5,541,902
                                                ------------     ------------
     Total Assets                               $ 69,598,291     $ 72,277,560
                                                ============     ============

Liabilities and Partners' Equity:
   Mortgage notes payable                       $ 50,444,692     $ 52,811,951
   Other debt                                      7,075,281        5,321,899
                                                ------------     ------------
     Total Liabilities                            57,519,973       58,133,850

Fund's Equity                                     10,355,959       12,720,698
Other Partners' Equity                             1,722,359        1,423,012
                                                ------------     ------------
     Total Liabilities and Partners' Equity     $ 69,598,291     $ 72,277,560
                                                ============     ============

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

Summarized Income Statements -
for the years ended December 31,
                                                   2000             1999
                                               ------------     ------------

Rental and other income                        $ 10,467,514     $ 10,212,301
                                               ------------     ------------

Expenses:
   Operating                                      6,137,532        5,818,020
   Interest                                       3,384,975        3,464,002
   Depreciation and amortization                  2,756,212        2,748,464
                                               ------------     ------------
     Total Expenses                              12,278,719       12,030,486
                                               ------------     ------------

Net Loss                                       $ (1,811,205)    $ (1,818,185)
                                               ============     ============

Fund's share of Net Loss                       $ (1,772,878)    $ (1,782,829)
                                               ============     ============
Other partners' share of Net Loss              $    (38,327)    $    (35,356)
                                               ============     ============

For the years ended March 31, 2001 and 2000, the Fund has not recognized $511,173 and $267,550, respectively, of equity in losses relating to Local Limited Partnerships in which cumulative equity in losses have exceeded their total investment.

The Fund's equity as reflected by the Local Limited Partnerships of $10,355,959 differs from the Fund's investments in Local Limited Partnerships before adjustment of $12,620,967 primarily because of cumulative unrecognized losses of $988,681 described above and differences in the accounting treatment of miscellaneous items.

5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2001 is composed of the following:

   Aggregate cost of Treasury STRIPS                              $   918,397
   Accumulated accretion of
     Original Issue Discount                                          888,698
                                                                  ------------
                                                                  $ 1,807,095

The fair value of these securities at March 31, 2001 is $2,248,054. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $6,600 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee for administering the affairs of the Fund. Included in the statements of operations for the years ended March 31, 2001 and 2000 is $164,682 and $163,750, respectively, of fees earned by the affiliate. At March 31, 2001, the affiliate is due $1,024,247 for these fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2001 and 2000 is $265,985 and $104,994, respectively, that has been paid or is payable by the Fund as reimbursements for salaries and benefits expenses. At March 31, 2001, $312,572 is payable to an affiliate of the Managing General Partner.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                 NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Transactions with Affiliates (continued)
     ---------------------------------------

Through December 31, 1999, affiliates of the Managing General Partner managed three Properties in which the Fund has invested. During the year ended December 31, 2000, one of the Local Limited Partnerships changed management agents to a non-affiliate of the Fund. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $84,280 and $116,585 of fees earned by these affiliates for the years ended December 31, 2000 and 1999, respectively.

7.   Transfer of Interests in Local Limited Partnerships

As previously reported, Bancroft Street Apartments had significant operating deficits due to occupancy issues and deteriorating market conditions. The Managing General Partner and Local General Partner negotiated with the lender to restructure the mortgage loan. However, the lender ultimately determined to hold a foreclosure on the property on October 10, 2000. The Fund plans to maintain its legal interest in the Local Limited Partnership until the receipt of the final tax return.

As previously reported, the Managing General Partner of Phoenix Housing consummated a transfer and put option in 1997. At that time, the Fund transferred 50% of its limited partnership interest to the Managing General Partner and wrote down the remaining carrying value of its investment to zero. Effective November 1, 2000, the Local Limited Partnership admitted an additional investor limited partner through a partial transfer that resulted in the Fund transferring all but 0.2% ownership interest in the Local Limited Partnership as of March 31, 2001.

On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account of Findley Place Apartments to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will occur in 2004.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2001 and 2000 to the net loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2000 and 1999:

                                                                                    2001                 2000
                                                                                --------------     -------------

Net Loss per financial statements                                               $   (1,875,548)    $  (1,760,848)

Adjustment for equity in losses of Local Limited
   Partnerships for tax purposes in excess of equity
   in losses for financial reporting purposes                                         (547,024)         (342,700)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                        (511,173)         (267,550)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                                           8,581            36,275

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                        325,944           150,000

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (21,397)          (11,949)

Related party expenses for financial reporting (tax)
   purposes in excess of related party expenses for tax
   (financial reporting) purposes                                                   (1,318,636)          163,332
                                                                                --------------     -------------

Net Loss per tax return                                                         $   (3,939,253)    $  (2,033,440)
                                                                                ==============     =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:


                                                            Financial             Tax
                                                             Reporting          Reporting
                                                             Purposes           Purposes             Differences
                                                           -------------     -------------        ----------------

Investments in Local Limited Partnerships                  $  11,316,463     $   8,299,056        $      3,017,407
                                                           ==============    =============        =================
Other assets                                               $   2,841,695     $   7,985,441        $     (5,143,746)
                                                           =============     =============        ================ =
Liabilities                                                $   1,369,786     $   1,236,731        $        133,055
                                                           =============     =============        =================

The differences in the assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $4,893,000 greater than for financial reporting purposes including approximately $989,000 of losses the Fund has not recognized for financial reporting purposes;
ii) organizational and offering costs of approximately $5,132,000 have been capitalized for tax purposes but are charged to Limited Partners' equity for financial reporting purposes.