Form 10QSB
period 2001-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2001-08-14
CIK 870815

August  14 , 2001




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2001 File Number 0-22104



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


For the quarterly period ended                       June 30, 2001
                                       -----------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For  the  transition  period  from                      to

                         Commission file number 0-22104

   Boston  Financial  Tax  Credit Fund  Plus,  A  Limited Partnership
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


                Massachusetts                             04-3105699
-----------------------------------------     ---------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
-------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2001                           1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2001 and 2000                2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2001           3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2001 and 2000                4

         Notes to the Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                   10

SIGNATURE                                                                   11

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                   $        13,322
Marketable securities, at fair value                                753,688
Investments in Local Limited Partnerships, net (Note 1)          11,084,709
Other investments (Note 2)                                        1,842,306
Other assets                                                         10,319
                                                            ---------------
     Total Assets                                           $    13,704,344
                                                            ===============

Liabilities and Partners' Equity

Accounts payable to affiliates                              $     1,126,912
Accrued expenses                                                     35,328
                                                            ---------------
     Total Liabilities                                            1,162,240
                                                            ---------------

General, Initial and Investor Limited Partners' Equity           12,529,948
Net unrealized gains on marketable securities                        12,156
                                                            ---------------
     Total Partners' Equity                                      12,542,104
                                                            ---------------
     Total Liabilities and Partners' Equity                 $    13,704,344
                                                            ===============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                     2001               2000
                                                                                -------------      -------------

Revenue:
   Investment                                                                   $      13,420      $      18,097
   Accretion of Original Issue Discount (Note 2)                                       35,211             32,587
   Other                                                                                7,573              2,456
                                                                                -------------      -------------
       Total Revenue                                                                   56,204             53,140
                                                                                -------------      -------------

Expenses:
   Asset management fees, affiliate                                                    40,929             41,251
   General and administrative (includes reimbursements
     to an affiliate in the amount of $61,736 and
     $27,878, respectively)                                                            85,754             59,338
   Provision for valuation of investments in Local
     Limited Partnerships                                                               6,948                  -
   Amortization                                                                         4,853              5,151
                                                                                -------------      -------------
       Total Expenses                                                                 138,484            105,740
                                                                                -------------      -------------

Loss before equity in losses of Local Limited Partnerships                            (82,280)           (52,600)

Equity in losses of Local Limited Partnerships (Note 1)                              (163,420)          (303,704)
                                                                                -------------      -------------

Net Loss                                                                        $    (245,700)     $    (356,304)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $      (2,809)     $      (3,889)
   Class A Limited Partners                                                          (260,303)          (360,362)
   Class B Limited Partners                                                            17,412              7,947
                                                                                -------------      -------------
                                                                                $    (245,700)     $    (356,304)
                                                                                =============      =============
Net Income (Loss) per Limited Partnership Unit:
   Class A Unit (34,643 Units)                                                  $       (7.51)     $      (10.40)
                                                                                =============      =============
   Class B Unit (3,290 Units)                                                   $        5.29      $        2.42
                                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)


                                                                 Investor        Investor
                                                     Initial      Limited         Limited         Net
                                         General     Limited     Partners,       Partners,    Unrealized
                                        Partners     Partner      Class A        Class B        Gains           Totals
                                     -----------    --------   -------------   -----------  ------------  --------------

Balance at March 31, 2001            $  (207,210)   $  5,000   $  10,456,872  $ 2,520,986    $    12,724  $   12,788,372
                                     -----------    --------   -------------  ------------   -----------  --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale             -           -               -             -          (568)           (568)
   Net Income (Loss)                      (2,809)          -        (260,303)       17,412             -        (245,700)
                                     -----------    --------   -------------  ------------   -----------  --------------
Comprehensive Income (Loss)               (2,809)          -        (260,303)       17,412          (568)       (246,268)
                                     -----------    --------   -------------  ------------   -----------  --------------

Balance at June 30, 2001             $  (210,019)   $  5,000   $  10,196,569  $  2,538,398   $    12,156  $   12,542,104
                                     ===========    ========   =============  ============   ===========  ==============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                    2001                2000
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (317,076)     $     (16,753)

Net cash provided by investing activities                                              74,697             45,464
                                                                                -------------      -------------

Net increase (decrease) in cash and cash equivalents                                 (242,379)            28,711

Cash and cash equivalents, beginning                                                  255,701            216,088
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $      13,322      $     244,799
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships of which the Fund has a limited Partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in twenty-five Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June
30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  27,254,469

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,071,975)                                                     (13,756,589)

Cash distributions received from Local Limited Partnerships                                           (1,096,866)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          12,401,014

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,122,226

   Accumulated amortization of acquisition fees and expenses                                            (239,463)
                                                                                                   -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                         13,283,777

Reserve for valuation of investments in Local Limited Partnerships                                    (2,199,068)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  11,084,709
                                                                                                   =============

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2001 is $243,456. For the three months ended June 30, 2001, the Fund has not recognized $86,205 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment. During the three months ended June 30, 2001, the Fund recognized $6,169 of previously unrecognized losses.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2001 is composed of the following:

   Aggregate cost of Treasury STRIPS                              $   918,397
   Accumulated accretion of
     Original Issue Discount                                          923,909
                                                                  -----------
                                                                  $ 1,842,306

The fair value of these securities at June 30, 2001 is $2,205,693. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2001, the Fund had cash and cash equivalents of $13,322 as compared with $255,701 at March 31, 2001. The decrease is primarily attributable to cash used for operating activities. These decreases are partially offset by proceeds from cash distributions received from Local Limited Partnerships and sales and maturities of marketable securities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $405,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. At June 30, 2001, approximately $680,266 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Fund has advanced approximately $231,000 to Local Limited Partnerships to fund operating deficits.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2001.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Fund's operations resulted in a net loss of $245,700 as compared to a net loss of $356,304 for the same period in 2000. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships partially offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Fund not recognizing losses relating to Local Limited Partnership's where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

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

With regard to Sycamore and Primrose, the Fund will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will be in 2003.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)      Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14 , 2001                  BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                          A LIMITED PARTNERSHIP


                                          By: Arch Street VI, Inc.,
                                          its Managing General Partner





                                           /s/Jenny Netzer
                                          -------------------------------------
                                          Jenny Netzer
                                          Principal, Head of Housing and
                                          Community Investment