Form 10QSB
period 2001-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2001-11-13
CIK 870815

November 14, 2001



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2001 File Number 0-22104




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


For the quarterly period ended    September 30, 2001
                              -------------------------------------------------


                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from            to
                              ------------   --------------------

                         Commission file number 0-22104
                                                -------
      Boston Financial Tax Credit Fund Plus, A Limited Partnership
-------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


  Massachusetts                                     04-3105699
------------------------------------------       --------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts           02110-1106
-------------------------------------------       -----------------------------
    (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2001                                    1

         Statements of Operations (Unaudited) -
            For the Three and Six Months Ended September 30, 2001 and 2000                 2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2001                      3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2001 and 2000                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

PART II - OTHER INFORMATION

Items 1-6                                                                                 10

SIGNATURE                                                                                 11

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                      $     111,690
Marketable securities, at fair value                                                                 650,612
Investments in Local Limited Partnerships, net (Note 1)                                           10,892,261
Other investments (Note 2)                                                                         1,878,599
Other assets                                                                                           8,667
                                                                                               -------------
     Total Assets                                                                              $  13,541,829
                                                                                               ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                 $   1,215,611
Accrued expenses                                                                                      24,016
                                                                                               --------------
     Total Liabilities                                                                             1,239,627
                                                                                               --------------

General, Initial and Investor Limited Partners' Equity                                            12,282,357
Net unrealized gains on marketable securities                                                         19,845
                                                                                               --------------
   Total Partners' Equity                                                                         12,302,202
                                                                                               --------------
   Total Liabilities and Partners' Equity                                                      $  13,541,829
                                                                                               ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,      September 30,
                                              2001              2000                   2001               2000
                                         -------------      -------------          ------------      --------------

Revenue:
   Investment                            $     10,675       $      19,915          $     24,095      $      38,012
   Accretion of Original Issue
     Discount (Note 2)                         36,292              33,587                71,503             66,174
   Other                                        3,056              20,516                10,629             22,972
                                         ------------       -------------          ------------      -------------
       Total Revenue                           50,023              74,018               106,227            127,158
                                         ------------       -------------          ------------      -------------

Expenses:
   Asset management fees, affiliate            46,045              41,251                86,974             82,502
   General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $104,390 and
     $55,756 in 2001 and 2000,
     respectively)                             63,557              54,884               149,311            114,222
   Provision for valuation of investments
     in Local Limited Partnerships                  -               9,776                 6,948              9,776
   Amortization                                 4,852               5,151                 9,705             10,302
                                         ------------       -------------          ------------      -------------
Total Expenses                                114,454             111,062               252,938            216,802
                                         ------------       -------------          ------------      -------------

Loss before equity in losses of Local
   Limited Partnerships                       (64,431)            (37,044)             (146,711)           (89,644)

Equity in losses of Local
   Limited Partnerships (Note 1)             (183,160)           (475,795)             (346,580)          (779,499)
                                         ------------       -------------          ------------      -------------


Net Loss                                 $   (247,591)      $    (512,839)         $   (493,291)     $    (869,143)
                                         ============       =============          ============      =============

Net Loss allocated:
   General Partners                      $     (2,839)      $      (5,464)         $     (5,648)     $      (9,353)
   Class A Limited Partners                  (263,058)           (506,340)             (523,361)          (866,702)
   Class B Limited Partners                    18,306              (1,035)               35,718              6,912
                                         ------------       -------------          ------------      -------------
                                         $   (247,591)      $    (512,839)         $   (493,291)     $    (869,143)
                                         ============       =============          ============      =============
Net Income (Loss) per Limited
   Partnership Unit:
     Class A Unit (34,643 Units)         $      (7.60)      $      (14.62)         $     (15.11)     $      (25.02)
                                         ============       =============          ============      =============
     Class B Unit (3,290 Units)          $        5.57      $       (0.32)         $      10.86      $        2.10
                                         =============      =============          ============      =============

                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2001
                                   (Unaudited)


                                                            Investor        Investor
                                               Initial       Limited         Limited          Net
                                    General    Limited      Partners,       Partners,     Unrealized
                                   Partners    Partner       Class A         Class B        Gains           Totals
                                 -----------   -------      ----------      ---------      ---------    -------------

Balance at March 31, 2001       $   (207,210)  $ 5,000    $  10,456,872   $ 2,520,986    $    12,724    $  12,788,372
                                ------------   -------    -------------   ------------   -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale        -          -               -              -          7,121            7,121
   Net Income (Loss)                  (5,648)        -         (523,361)        35,718             -         (493,291)
                                 -----------   -------    -------------   ------------   -----------    -------------
Comprehensive Income (Loss)           (5,648)        -         (523,361)        35,718         7,121         (486,170)
                                 -----------   -------    -------------   ------------   -----------    -------------

Balance at September 30, 2001    $  (212,858)  $ 5,000    $   9,933,511  $   2,556,704   $    19,845    $  12,302,202
                                 ===========   =======    =============  =============   ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                    2001                2000
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (334,989)     $      (8,678)

Net cash provided by (used for) investing activities                                  190,978            (80,526)
                                                                                -------------      -------------

Net decrease in cash and cash equivalents                                            (144,011)           (89,204)

Cash and cash equivalents, beginning                                                  255,701            216,088
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     111,690      $     126,884
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships of which the Fund has a limited Partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in twenty-five Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  27,254,469

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,137,468)                                                     (13,939,749)

Cash distributions received from Local Limited Partnerships                                           (1,101,302)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          12,213,418

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,122,226

   Accumulated amortization of acquisition fees and expenses                                            (244,315)
                                                                                                   -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                         13,091,329

Reserve for valuation of investments in Local Limited Partnerships                                    (2,199,068)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  10,892,261
                                                                                                   =============

The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2001 is $492,109. For the six months ended September 30, 2001, the Fund has not recognized $154,827 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment. During the six months ended September 30, 2001, the Fund recognized $9,298 of previously unrecognized losses.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30, 2001 is composed of the following:

   Aggregate cost of Treasury STRIPS                  $   918,397
   Accumulated accretion of
     Original Issue Discount                              960,202
                                                      ------------
                                                      $ 1,878,599

The fair value of these securities at September 30, 2001 is $2,369,580. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At September 30, 2001, the Fund had cash and cash equivalents of $111,690 as compared with $255,701 at March 31, 2001. The decrease is primarily attributable to cash used for operating activities. These decreases are partially offset by proceeds from cash distributions received from Local Limited Partnerships and sales and maturities of marketable securities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $405,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. At September 30, 2001, approximately $643,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Fund has advanced approximately $231,000 to Local Limited Partnerships to fund operating deficits.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2001.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Fund's results of operations for the three months ended September 30, 2001 resulted in net losses of $247,591, as compared to net loss of $512,839 for the same period in 2000. The decrease in net loss is primary attributable to decreases in equity in losses of Local Limited Partnerships, partially offset by an increase in general and administrative.

Six Month Period

The Fund's operations resulted in a net loss of $493,291 as compared to a net loss of $869,143 for the same period in 2000. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships partially offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Fund not recognizing losses relating to Local Limited Partnership's where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

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

Metropolitan Apartments, located in Chicago, Illinois, continues to operate below break-even primarily due to occupancy issues. Occupancy has suffered primarily due to local market conditions, and as a result, the quality of tenant willing to occupy the Property is generally low. It is possible that Fund Reserves may be required to fund operating deficits. On its most recent site visit, the Managing General Partner found the Property in poor condition with repairs needed. The Managing General Partner continues to work with the Local General Partner to develop a plan that addresses the Property's issues.

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

Findley Place Apartments, located in Minneapolis, Minnesota, experienced operating deficits due to significant capital needs in recent years. As a result of concerns regarding the long-term viability of the Property, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will occur in 2004. Currently, the Property' s operations are improving and it operates above break-even.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2001       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                A LIMITED PARTNERSHIP


                            By: Arch Street VI, Inc.,
                                its Managing General Partner





                                /s/Jenny Netzer
                               -------------------------------------------
                                Jenny Netzer
                                Principal, Head of Housing and
                                Community Investment