Form 10QSB
period 2001-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2002-02-13
CIK 870815

February 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2001 File Number 0-22104




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

For the quarterly period ended        December 31, 2001
                              -------------------------------------------------


                                        OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    -----------------------

                         Commission file number 0-22104
                                               -----------
          Boston Financial Tax Credit Fund Plus, A Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Massachusetts                                     04-3105699
--------------------------------------------       ----------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   101 Arch Street, Boston, Massachusetts            02110-1106
-------------------------------------------        ----------------------------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2001                                     1

         Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 2001 and 2000                 2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2001                      3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2000 and 2001                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

PART II - OTHER INFORMATION

Items 1-6                                                                                 10

SIGNATURE                                                                                 11


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                      $      27,005
Marketable securities, at fair value                                                                 637,632
Investments in Local Limited Partnerships, net (Note 1)                                           10,740,753
Other investments (Note 2)                                                                         1,915,607
Other assets                                                                                           7,625
                                                                                               -------------
     Total Assets                                                                              $  13,328,622
                                                                                               ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                 $   1,198,320
Accrued expenses                                                                                      28,265
                                                                                               --------------
     Total Liabilities                                                                             1,226,585
                                                                                               --------------

General, Initial and Investor Limited Partners' Equity                                            12,085,458
Net unrealized gains on marketable securities                                                         16,579
                                                                                               --------------
     Total Partners' Equity                                                                       12,102,037
                                                                                               --------------
     Total Liabilities and Partners' Equity                                                    $  13,328,622
                                                                                               =============


                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)


                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              2001              2000                   2001               2000
                                         -------------      -------------          ------------      --------------
Revenue:
   Investment                            $       9,145      $      19,571          $     33,240      $       57,583
   Accretion of Original Issue
     Discount (Note 2)                          37,008             34,249               108,511             100,423
   Other                                        30,825                480                41,454              23,452
                                         -------------      -------------          ------------      --------------
       Total Revenue                            76,978             54,300               183,205             181,458
                                         -------------      -------------          ------------      --------------

Expenses:
   Asset management fees, affiliate             47,456             41,251               134,430             123,753
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $139,642 and $182,383
     in 2001 and 2000, respectively)            59,911            144,430               209,222             258,652
   Provision for valuation of investments
     in Local Limited Partnerships              15,001            202,648                21,949             212,424
   Amortization                                  4,852              5,151                14,557              15,453
                                         -------------      -------------          ------------      --------------
       Total Expenses                          127,220            393,480               380,158             610,282
                                         -------------      -------------          ------------      --------------

Loss before equity in losses
   of Local Limited Partnerships               (50,242)          (339,180)             (196,953)           (428,824)

Equity in losses of Local
   Limited Partnerships                       (146,657)          (180,805)             (493,237)           (960,304)
                                         -------------      -------------          ------------      --------------

Net Loss                                 $    (196,899)     $    (519,985)         $   (690,190)     $   (1,389,128)
                                         =============      =============          ============      ==============

Net Loss allocated:
   General Partner                       $      (2,339)     $      (5,542)         $     (7,987)     $      (14,896)
   Class A Limited Partners                   (216,747)          (513,575)             (740,108)         (1,380,278)
   Class B Limited Partners                     22,187               (868)               57,905               6,046
                                         -------------      -------------          ------------      --------------
                                         $    (196,899)     $    (519,985)         $   (690,190)     $   (1,389,128)
                                         =============      =============          ============      ==============
Net Income (Loss) per Limited
Partnership Unit:
   Class A Unit (34,643 Units)           $      (6.25)      $      (14.82)         $     (21.36)     $       (39.84)
                                         ============       =============          ============      ==============
   Class B Unit (3,290 Units)            $        6.74      $       (0.26)         $      17.60      $        1.84
                                         =============      =============          ============      ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                            Investor         Investor
                                                Initial      Limited          Limited         Net
                                    General     Limited     Partners,        Partners,    Unrealized
                                   Partners     Partner      Class A          Class B        Gains         Totals
                                 -----------    -------   -------------   ------------   -----------    -------------

Balance at March 31, 2001        $  (207,210)  $ 5,000    $  10,456,872   $ 2,520,986    $    12,724    $  12,788,372
                                ------------   -------    -------------   ------------   -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale         -         -                -              -         3,855            3,855
   Net Income (Loss)                  (7,987)        -         (740,108)        57,905             -         (690,190)
                                 -----------   -------    -------------   ------------   -----------    -------------
Comprehensive Income (Loss)           (7,987)        -         (740,108)        57,905         3,855         (686,335)
                                 -----------   -------    -------------   ------------   -----------    -------------

Balance at December 31, 2001     $  (215,197) $  5,000    $   9,716,764   $  2,578,891   $    16,579     $ 12,102,037
                                 ============ =========  ==============  =============    ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                    2001                2000
                                                                                -------------       ------------

Net cash used for operating activities                                          $    (414,394)      $   (501,724)

Net cash provided by investing activities                                             185,698            352,319
                                                                                -------------       ------------

Net decrease in cash and cash equivalents                                            (228,696)          (149,405)

Cash and cash equivalents, beginning                                                  255,701            216,088
                                                                                -------------       ------------

Cash and cash equivalents, ending                                               $      27,005       $     66,683
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships of which the Fund has a limited Partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in twenty-four Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,365,355

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,169,175)                                                    (13,666,135)

Cash distributions received from Local Limited Partnerships                                           (1,101,302)
                                                                                                    -------------

Investments in Local Limited Partnerships before adjustments                                          11,597,918

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Accumulated amortization of acquisition fees and expenses                                            (243,973)
                                                                                                    -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                         12,451,161

Reserve for valuation of investments in Local Limited Partnerships                                    (1,710,408)
                                                                                                    -------------

Investments in Local Limited Partnerships                                                          $  10,740,753
                                                                                                    =============


The Fund has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the nine months ended December 31, 2001, the Fund advanced $21,949 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2001 is $670,474. For the nine months ended December 31, 2001, the Fund has not recognized $177,237 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2001 is composed of the following:

   Aggregate cost of Treasury STRIPS            $   918,397
   Accumulated accretion of
     Original Issue Discount                        997,210
                                                ------------
                                                $ 1,915,607

The fair value of these securities at December 31, 2001 is $2,318,976. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At December 31, 2001, the Fund had cash and cash equivalents of $27,005 as compared with $255,701 at March 31, 2001. The decrease is primarily attributable to cash used for operating activities. These decreases are partially offset by proceeds from cash distributions received from Local Limited Partnerships and sales and maturities of marketable securities.

Under the terms of the Partnership Agreement, the Fund initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. Funds totaling approximately $412,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. At December 31, 2001, approximately $503,000 of cash, cash equivalents and marketable securities have been designated as Reserves. The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover Fund operations, the Fund will seek other funding sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Fund has advanced approximately $245,000 to Local Limited Partnerships to fund operating deficits.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2001.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2001 resulted in net losses of $196,899, as compared to net loss of $519,985 for the same period in 2000. The decrease in net loss is primarily attributable to a decrease in general and administrative expenses and a decrease in provision for valuation of investments in Local Limited Partnerships. The decrease in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership which occurred in the period ended December 31, 2000.

Nine Month Period

The Fund's operations resulted in a net loss of $690,190 as compared to a net loss of $1,389,128 for the same period in 2000. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and decrease in provision for valuation of investments in Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Fund not recognizing losses relating to Local Limited Partnership's where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Property Discussions

The Fund's investment portfolio consists of limited partnership interests in twenty-four Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner may desire to dispose of interests in certain Local Limited Partnerships in the normal course of the Partnership's business. The following Property discussions focus only on such Properties.

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

Although the neighborhood in which 45th & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. A recent site visit by the Managing General Partner found the property in good condition. The Managing General Partner will continue to closely monitor the Property's operations.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Occupancy at Metropolitan Apartments, located in Chicago, Illinois, has steadily improved during 2001. As a result, the property operated above break-even for the reporting period. Historically, occupancy and operations have suffered due to local market conditions and, in general, low quality tenants. The Property is also in need of certain maintenance and repair in order to sustain its recently improved occupancy level. The Managing General Partner continues to work with the Local General Partner to develop a plan that addresses the Property's issues. It is possible that Fund Reserves may be required to fund any future operating deficits.

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

Findley Place Apartments, located in Minneapolis, Minnesota, experienced operating deficits due to significant capital needs in recent years. As a result of concerns regarding the long-term viability of the Property, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will occur in 2004. Currently, the Property's operations are improving and it operates above break-even.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2002              BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                       A LIMITED PARTNERSHIP


                                   By: Arch Street VI, Inc.,
                                       its Managing General Partner





                                       /s/Jenny Netzer
                                      -----------------------------------------
                                       Jenny Netzer
                                       Principal, Head of Housing and
                                       Community Investment