Form 10KSB
period 2002-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2002-06-28
CIK 870815

June 28, 2002





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2002 File Number 0-22104


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

For the fiscal year ended          March 31, 2002
                         -----------------------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------    ----------------------------------
                         Commission file number 0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                 04-3105699
-------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   101 Arch Street, Boston, Massachusetts               02110-1106
----------------------------------------------  -------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (617) 439-3911
                                                  -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
          Title of each class                         which registered
          -------------------                     -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                        $37,933,000 as of March 31, 2002
                        --------------------------------

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

     "Estimated Use of Proceeds"                      Part III, Item 12

     "Management Compensation and Fees"               Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                 Part III, Item 12

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002

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

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                    K-17
       Item 10      Management Remuneration                              K-18
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                K-18
       Item 12      Certain Relationships and Related Transactions       K-19
       Item 13      Exhibits and Reports on Form 8-K                     K-20

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

The Fund has invested as a limited partner in twenty-four other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs, and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The investment objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes; and (iv) to provide payments to Class B Limited Partners from Treasury STRIPS. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investments objectives, along with the risk in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


      Properties owned by                                         Date Interest
Local Limited Partnerships *                       Location          Acquired

     Leatherwood (formerly Village Oaks)(1)    Yoakum, TX            12/23/91
     Tamaric(1)                                Cedar Park, TX        12/23/91
     Northwest(1)                              Georgetown, TX        12/23/91
     Pilot House                               Newport News, VA      02/25/92
     Jardines de Juncos                        Juncos, PR            04/14/92
     Livingston Arms                           Poughkeepsie, NY      05/01/92
     Broadway Tower                            Revere, MA            06/02/92
     45th & Vincennes                          Chicago, IL           06/26/92
     Phoenix Housing                           Moorhead, MN          07/06/92
     Cottages of Aspen                         Oakdale, MN           07/02/92
     Long Creek Court                          Kittrell, NC          07/01/92
     Atkins Glen                               Stoneville, NC        07/01/92
     Tree Trail                                Gainesville, FL       10/30/92
     Meadow Wood                               Smyrna, TN            10/30/92
     Primrose                                  Grand Forks, ND       12/09/92
     Sycamore                                  Sioux Falls, ND       12/17/92
     Preston Place                             Winchester, VA        12/21/92
     Kings Grant Court                         Statesville, NC       12/23/92
     Chestnut Plains                           Winston-Salem, NC     12/24/92
     Bancroft Court(1)                         Toledo, OH            12/31/92
     Capitol Park(1)                           Oklahoma City, OK     02/10/93
     Hudson Square                             Baton Rouge, LA       03/08/93
     Walker Woods II                           Dover, DE             06/11/93
     Vista Villa                               Saginaw County, MI    08/04/93
     Metropolitan                              Chicago, IL           08/19/93
     Carolina Woods II                         Greensboro, NC        10/11/93
     Linden Square                             Genesee County, MI    10/29/93
     New Garden Place                          Gilmer, NC            06/24/94
     Findley Place                             Minneapolis, MN       07/15/94

* The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for an 82%, 98.75% and 97.9% interest in Livingston Arms, Metropolitan and New Garden Place, respectively. Profits and losses arising from sale or refinancing transactions will be allocated in accordance with the respective Local Limited Partnership Agreements.

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2002, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Tree Trail Apartments, A Limited Partnership and Meadow Wood Townhomes, A Limited Partnership, representing 14.12%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, Kings Grant Court Limited Partnership and Chestnut Plains Limited Partnership, representing 5.03%, have Gordon Blackwell and MBG Investment Inc. as Local General Partners; (iii) Phoenix Housing, L.P., Dakota Square Manor Limited Partnership and Duluth Limited Partnership II, representing 6.64%, have MetroPlains Acquisition Corporation as Local General Partners; and (iv) Pilot House Associates L.P., and Preston Place Associates, L.P., representing 17.74%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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

Item 2.  Properties

The Fund owns limited partnership interests in twenty-four Local Limited Partnerships, which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Phoenix Housing, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 0.2%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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

                                                    Capital Contributions
Local Limited Partnership           Number    Total committed   Paid through     Mtge. loans payable                 Occupancy
Property Name                         of       at March 31,      March 31,         at December 31,      Type of     at March 31,
Property Location                 Apt. Units       2002             2002                2001            Subsidy*       2002
--------------------------------- -------------------------------------------------------------------------------- ---------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)(1)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD.
 (1)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing
   Associates, LTD. (1)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA                    132        $2,479,707       $2,479,707          $3,229,171           None        100%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                           60           604,781          604,781           2,597,310           FmHA        100%







                                                  Capital Contributions
Local Limited Partnership           Number    Total committed   Paid through     Mtge. loans payable                 Occupancy
Property Name                         of       at March 31,      March 31,         at December 31,      Type of     at March 31,
Property Location                 Apt. Units       2002             2002                2001            Subsidy*       2002
--------------------------------- -------------------------------------------------------------------------------- ---------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                     25         1,114,686        1,114,686             443,465           None         92%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                           92         2,350,000        2,350,000           5,811,001         Section 8      99%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                         40           457,809          457,809           2,254,330         Section 8     100%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                         114         1,027,333        1,027,333           4,559,880           None         97%

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                          19           689,080          689,080             635,977         Section 8      79%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                         14           120,476          120,476             548,521           FmHA        100%





                                                    Capital Contributions
Local Limited Partnership           Number    Total committed   Paid through     Mtge. loans payable                 Occupancy
Property Name                         of       at March 31,      March 31,         at December 31,      Type of     at March 31,
Property Location                 Apt. Units       2002             2002                2001            Subsidy*       2002
--------------------------------- -------------------------------------------------------------------------------- ---------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                       24           205,574          205,574             947,064           FmHA         96%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL                     108         2,060,143        2,060,143           2,582,297           None         98%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                           88         1,742,671        1,742,671           2,522,642           None         90%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND                      48           674,557          674,557           1,052,100           None         98%

Duluth Limited Partnership II
Sycamore
Sioux Falls, ND                      48           657,000          657,000           1,243,225           None        100%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                      120         2,300,000        2,300,000           3,049,851           None         98%







                                                  Capital Contributions
Local Limited Partnership           Number    Total committed   Paid through     Mtge. loans payable                 Occupancy
Property Name                         of       at March 31,      March 31,         at December 31,      Type of     at March 31,
Property Location                 Apt. Units       2002             2002                2001            Subsidy*       2002
--------------------------------- -------------------------------------------------------------------------------- ---------------

Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC                      36           708,530          708,530             868,495           None        100%

Chestnut Plains Limited
     Partnership
Chestnut Plains
Winston-Salem, NC                    24           319,810          319,810             574,656           None         92%

Prince Hall Housing Associates,
     Limited Partnership (1)
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
     Partnerships (1)
Bankcroft Court
Toledo, OH

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA                      82           554,670          554,670             640,177         Section 8      98%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                            19           591,429          591,429             853,077           None        100%






                                                   Capital Contributions
Local Limited Partnership           Number    Total committed   Paid through     Mtge. loans payable                 Occupancy
Property Name                         of       at March 31,      March 31,         at December 31,      Type of     at March 31,
Property Location                 Apt. Units       2002             2002                2001            Subsidy*       2002
--------------------------------- -------------------------------------------------------------------------------- ---------------

Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI                  100         1,204,762        1,204,762           3,885,505           None        100%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                          69         2,139,159        2,139,159           1,965,806         Section 8     100%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC                       40           750,238          750,238             816,887           None         93%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI                  120         1,299,774        1,299,774           4,597,819           None         98%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                           76         1,269,794        1,269,794           2,230,164           None         97%








                                                  Capital Capitibutions
Local Limited Partnership           Number    Total committed   Paid through     Mtge. loans payable                 Occupancy
Property Name                         of       at March 31,      March 31,         at December 31,      Type of     at March 31,
Property Location                 Apt. Units       2002             2002                2001            Subsidy*       2002
--------------------------------- -------------------------------------------------------------------------------- ---------------

Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place Apartments
Minneapolis, MN                      89           716,000          716,000           4,338,481           None        100%
                                  -----      ------------      -----------        ------------
                                  1,587      $ 26,037,983     $ 26,037,983        $ 52,247,901
                                  =====      ============      ===========        ============

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

The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

As of April 4, 2002, there were 1,955 record holders of Units of the Fund.

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

Accounting Polices

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund 's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Fund investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

Liquidity and capital resources

At March 31, 2002, the Fund had cash and cash equivalents of $139,448 as compared with $255,701 at March 31, 2001. The decrease is primarily attributable to cash used for operating activities and advances to Local Limited Partnerships. The decrease is partially offset by cash received from the sales and maturities of marketable securities.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2002, approximately $640,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $413,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2002, the Partnership has advanced approximately $266,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $171,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners during the two years ended March 31, 2002 or 2001. It is not expected that cash available for distribution, if any, will be significant during the 2002 calendar year. Based on the results of 2001 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2002 versus 2001

For the year ended March 31, 2002, the Fund's operations resulted in a net loss of $1,409,001 as compared to a net loss of $1,875,548 for the same period in 2001. The decrease in net loss is primarily attributable a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnership are due to the transfer of interest in a Local Limited Partnership in 2001. The decrease is partially offset by an increase in provision for valuation of investments in Local Limited Partnerships which is the result of the Fund recognizing non-temporary declines in the carrying value of its investment in two Local Limited Partnerships.

Low-income housing tax credits

The 2001 Tax Credits per Unit were $134.64 and $96.94 for Class A Unit and Class B Unit investors, respectively. The 2000 Tax Credits per Unit were $139.64 and $104.13 for Class A Unit and Class B Unit investors, respectively. The tax credits stabilized in 1995, and are expected to continue to decrease as certain properties reach the end of the ten year Tax Credit period. However, because the compliance periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future.

Property Discussions

The Fund's investment portfolio consists of limited partnership interests in twenty-four Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner may desire to dispose of interests in certain Local Limited Partnerships in the normal course of the Fund's business. The following Property discussions focus only on such Properties.

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

Although the neighborhood in which 45th & Vincennes, located in Chicago, Illinois has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continue to be an issue. A recent site visit by the Managing General Partner found the property in good condition. The Managing General Partner will continue to closely monitor the Property's operations.

Occupancy at Metropolitan Apartments, located in Chicago, Illinois, steadily improved during 2001. As a result, the Property operated above break-even for the reporting period. Historically, occupancy and operations have suffered due to local market conditions and, in general, low quality tenants. The Property is also in need of certain maintenance and repair in order to sustain its recently improved occupancy level. The Managing General Partner continues to work with the Local General Partner to develop a plan that addresses the Property's issues. It is possible that Fund Reserves may be required to fund any future operating deficits.

Due to concerns over the long-term financial health of Primrose, Phoenix Housing and Sycamore, located in Grand Forks, North Dakota, Moorhead, Minnesota and Sioux Falls, South Dakota, respectively, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. All three Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in the three Local Limited Partnerships to an affiliate of the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the three Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. The Managing General Partner had the right to transfer the Fund's remaining interests after September 1, 2001.

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

Findley Place Apartments, located in Minneapolis, Minnesota, experienced operating deficits in recent years due to significant capital needs. As a result of concerns regarding the long-term viability of the Property, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will occur in 2004. Currently, the Property is expending significant amounts to capital improvement projects and its operations are improving.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2002 and 2001.

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

Certain Properties in which the Fund has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

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

Jenny Netzer, age 46, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell
University (J.D. & MBA).

Lauren M. Guillette, age 37, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

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

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2002 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2002 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the gross offering proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2002.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2002.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $7,007 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2002 are as follows:

                                                     2002           2001
                                                 -----------     -----------

       Asset Management Fees                     $   171,272     $   164,682

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2002 are as follows:

                                                      2002           2001
                                                  -----------     -----------

       Salaries and benefits
          expense reimbursements                  $   180,236     $   265,985

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2002.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the two years ended March 31, 2002 is presented in Note 6 to the Financial Statements.

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

(b)      Reports on Form 8-K:
       No Reports on Form 8-K were filed during the year ended March 31, 2002.

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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                               Date:    June 28, 2002
           ---------------------------------------                -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                             Date:    June 28, 2002
           ---------------------------------------              -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                     Date:   June 28, 2002
           -----------------------------                       -------------
           Michael H. Gladstone
           Director

                        Report of Independent Accountants


To the Partners of
Boston Financial Tax Credits Fund Plus, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credits Fund Plus, A Limited Partnership (the "Fund") as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $10,060,923 at March 31, 2002, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(690,583) and $(1,261,705) for the years ended March 31, 2002 and 2001, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 21, 2002
Boston, Massachusetts

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002

                                      INDEX

                                                                      Page No.


Report of Independent Accountants                                       F-2
     For the years ended March 31, 2002 and 2001

Financial Statements:

     Balance Sheet - March 31, 2002                                     F-3

     Statements of Operations - For the years ended
       March 31, 2002 and 2001                                          F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2002 and 2001                      F-5

     Statements of Cash Flows - For the years ended
       March 31, 2002 and 2001                                          F-6

     Notes to the Financial Statements                                  F-7

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2002


Assets

Cash and cash equivalents                                                      $     139,448
Marketable securities, at fair value (Note 3)                                        500,744
Investments in Local Limited Partnerships, net (Note 4)                           10,060,923
Other investments (Note 5)                                                         1,952,523
Other assets                                                                           7,455
     Total Assets                                                              $  12,661,093

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 6)                                         $   1,253,755
Accrued expenses                                                                      29,924
     Total Liabilities                                                             1,283,679

General, Initial and Investor Limited Partners' Equity                            11,366,647
Net unrealized gains on marketable securities                                         10,767
     Total Partners' Equity                                                       11,377,414
     Total Liabilities and Partners' Equity                                    $  12,661,093


              The accompanying notes are an integral part of these
                             financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001


                                                                               2002                 2001
Revenue:
   Investment                                                             $     41,360       $      71,257
   Accretion of Original Issue Discount (Note 5)                               145,428             134,588
   Recovery of provision for valuation of advances
     to Local Limited Partnerships                                               9,776              25,750
   Other                                                                        47,816              44,321
     Total Revenue                                                             244,380             275,916

Expenses:
   Asset management fees, affiliate (Note 6)                                   171,272             164,682
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $180,236 and $265,985 in 2002 and 2001,
    respectively) (Note 6)                                                     265,390             363,972
   Provision for valuation of investments in Local
     Limited Partnerships                                                      475,000             330,142
   Provision for valuation of advances to Local
     Limited Partnerships                                                       31,725              11,552
   Amortization                                                                 19,411              19,411
     Total Expenses                                                            962,798             889,759

Loss before equity in losses of Local Limited
   Partnerships                                                               (718,418)           (613,843)

Equity in losses of Local Limited Partnerships (Note 4)                       (690,583)         (1,261,705)

Net Loss                                                                  $ (1,409,001)      $  (1,875,548)
Net Loss allocated:
   General Partners                                                       $    (15,544)      $     (20,101)
   Class A Limited Partners                                                 (1,440,396)         (1,862,673)
   Class B Limited Partners                                                     46,939               7,226
                                                                          $ (1,409,001)      $  (1,875,548)

Net Income (Loss) per Limited Partner Unit:
   Class A Unit (34,643 Units)                                            $     (41.58)      $      (53.77)
   Class B Unit (3,290 Units)                                             $      14.27       $        2.20



              The accompanying notes are an integral part of these
                             financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   (DEFICIENCY) For the Years Ended March 31,
                                  2002 and 2001


                                                            Investor      Investor           Net
                                               Initial       Limited       Limited       Unrealized
                                    General    Limited      Partners,     Partners,         Gains
                                   Partners    Partner       Class A       Class B         (Losses)        Totals


Balance at March 31, 2000        $ (187,109) $   5,000    $ 12,319,545   $  2,513,760   $   (12,412) $   14,638,784

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale        -          -               -              -        25,136          25,136

   Net Income (Loss)                (20,101)         -      (1,862,673)         7,226             -      (1,875,548)
Comprehensive Income (Loss)         (20,101)         -      (1,862,673)         7,226        25,136      (1,850,412)

Balance at March 31, 2001          (207,210)     5,000      10,456,872      2,520,986        12,724      12,788,372


Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale        -          -               -              -        (1,957)         (1,957)

   Net Income (Loss)                (15,544)         -      (1,440,396)        46,939             -      (1,409,001)
Comprehensive Income (Loss)         (15,544)         -      (1,440,396)        46,939        (1,957)     (1,410,958)

Balance at March 31, 2002        $ (222,754) $   5,000    $  9,016,476   $  2,567,925   $    10,767  $   11,377,414



              The accompanying notes are an integral part of these
                             financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001



                                                                                     2002              2001

Cash flows from operating activities:
   Net Loss                                                                     $  (1,409,001)   $  (1,875,548)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in losses of Local Limited Partnerships                                   690,583        1,261,705
     Provision for valuation of investments in
       Local Limited Partnerships                                                     475,000          330,142
     Provision for valuation of advances to Local Limited
       Partnerships                                                                    31,725           11,552
     Recovery of provision for valuation of advances to
       Local Limited Partnerships                                                      (9,776)         (25,750)
     Accretion of Original Issue Discount                                            (145,428)        (134,588)
     Amortization                                                                      19,411           19,411
     Gain on sales of marketable securities                                            (1,975)          (2,068)
     Cash distributions included in net loss                                           (3,258)          (3,577)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                     2,418            4,850
       Accounts payable to affiliate                                                  (83,064)         (69,334)
Accrued expenses                                                                       (3,043)           3,368
Net cash used for operating activities                                               (436,408)        (479,837)
Cash flows from investing activities:
   Investments in Local Limited Partnerships                                                -          (82,805)
   Advances to Local Limited Partnerships                                             (42,525)         (11,552)
   Reimbursement of advances to Local Limited Partnerships                             25,526           10,000
   Purchases of marketable securities                                                       -         (677,356)
   Proceeds from sales and maturities of
     marketable securities                                                            268,300        1,018,183
   Cash distributions received from Local
     Limited Partnerships                                                              68,854          262,980
Net cash provided by investing activities                                             320,155          519,450

Net increase (decrease) in cash and cash equivalents                                 (116,253)          39,613

Cash and cash equivalents, beginning of year                                          255,701          216,088

Cash and cash equivalents, end of year                                          $     139,448    $     255,701



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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. Funds totaling approximately $412,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. At March 31, 2002, the Managing General Partner has designated approximately $640,000 of cash, cash equivalents and marketable securities as such Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.

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

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnership, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnership beyond its investment, therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

The Fund provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Fund assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2001 and 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

Reclassification

Certain prior year amounts have been reclassified herein to conform to current year presentation.

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                   Gross
                                               Unrealized          Fair
                                    Cost           Gains           Value
Debt securities issued by
   the US Treasury and other
   US government corporation
   and agencies                  $   396,801   $     7,793      $   404,594

Mortgage backed securities            93,176         2,974           96,150

Marketable securities
   at March 31, 2002             $   489,977   $    10,767      $   500,744

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

The contractual maturities at March 31, 2002 are as follows:
                                                             Fair
                                            Cost             Value

Due in less than one year               $   197,617       $   200,594
Due in one year to five years               199,184           204,000
Mortgage backed securities                   93,176            96,150
                                        $   489,977       $   500,744

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $168,000 and $593,000 during the years ended March 31, 2002 and 2001, respectively. Proceeds from the maturities of marketable securities were approximately $100,000 and $425,000 during the years ended March 31, 2002 and 2001, respectively. Included in investment income are gross gains of $2,080 and $2,823 and gross losses of $105 and $755 that were realized on these sales during the years ended March 31, 2002 and 2001, respectively.

4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in twenty-four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,376,154

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,319,640)                                                     (13,863,481)

Cumulative cash distributions received from Local Limited Partnership                                 (1,114,731)

Investments in Local Limited Partnerships before adjustment                                           11,397,942

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (248,827)

Investments in Local Limited Partnerships before reserve for
    valuation                                                                                         12,246,331

Reserve for valuation of investments in Local Limited Partnerships                                    (2,185,408)

Investments in Local Limited Partnerships                                                          $  10,060,923


                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

For the year ended March 31, 2002, the Fund advanced $42,525 to three of the Local Limited Partnerships, $31,725 of which was reserved. In addition, $25,526 was reimbursed from two of the Local Limited Partnerships relating to advances made in previous years. As a result of the continued deterioration in the operations of 45th & Vincennes and Livingston Arms, the Fund has provided a reserve for valuation in the amount of $475,000 for its investments in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amount of two of the Local Limited Partnerships.

Summarized financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2001 and 2000 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                    2001              2000
Assets:
   Investment property, net                                                     $ 63,275,111     $ 64,091,338
   Other assets                                                                    5,453,873        5,506,953
     Total Assets                                                               $ 68,728,984     $ 69,598,291

Liabilities and Partners' Equity:
   Mortgage notes payable                                                       $ 52,247,901     $ 50,444,692
   Other debt                                                                      5,621,822        7,075,281
     Total Liabilities                                                            57,869,723       57,519,973

Fund's Equity                                                                      9,170,935       10,355,959
Other partners' Equity                                                             1,688,326        1,722,359
     Total Liabilities and Partners' Equity                                     $ 68,728,984     $ 69,598,291

Summarized Income Statements - for the years ended December 31,
                                                                                    2001             2000

Rental and other revenue                                                        $ 10,878,454     $ 10,467,514

Expenses:
   Operating                                                                       5,994,040        6,137,532
   Interest                                                                        3,270,283        3,384,975
   Depreciation and amortization                                                   2,783,015        2,756,212
     Total Expenses                                                               12,047,338       12,278,719

Net Loss                                                                        $ (1,168,884)    $ (1,811,205)

Fund's share of Net Loss (2001 includes adjustment from prior year)             $ (1,018,285)    $ (1,772,878)
Other partners' share of Net Loss                                               $    (41,048)    $    (38,327)





For the years ended March 31, 2002 and 2001, the Fund has not recognized $437,243 and $511,173, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $109,541 of previously unrecognized losses in the year ended March 31, 2002.

The Fund's equity as reflected by the Local Limited Partnerships of $9,170,935 differs from the Fund's investments in Local Limited Partnerships before adjustment of $11,397,942 primarily because of cumulative unrecognized losses of $1,319,640 described above and differences in the accounting treatment of miscellaneous items.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2002 is composed of the following:

   Aggregate cost of Treasury STRIPS       $   918,397
   Accumulated accretion of
     Original Issue Discount                 1,034,126
                                           $ 1,952,523

The fair value of these securities at March 31, 2002 is $2,290,437. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $7,007 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee for administering the affairs of the Fund. Included in the statements of operations for the years ended March 31, 2002 and 2001 is $171,272 and $164,682, respectively, of fees earned by the affiliate. At March 31, 2002, the affiliate is due $1,095,519 for these fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2002 and 2001 is $180,236 and $265,985, respectively, that has been paid or is payable by the Fund as reimbursements for salaries and benefits expenses. At March 31, 2002, $158,236 of these expenses is payable to an affiliate of the Managing General Partner.

7.   Transfer of Interests in Local Limited Partnerships

As previously reported, Bancroft Street Apartments had significant operating deficits due to occupancy issues and deteriorating market conditions. The Managing General Partner and Local General Partner negotiated with the lender to restructure the mortgage loan. However, the lender ultimately determined to hold a foreclosure on the property on October 10, 2000. During the year ended March 31, 2002, the Fund transferred its interest in Bancroft Street Apartments. The transfer had no financial statement impact since the carrying value of the investment was at zero.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2002 and 2001 to the net loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2001 and 2000:

                                                                                    2002                 2001

Net Loss per financial statements                                               $   (1,409,001)    $  (1,875,548)

Adjustment for equity in losses of Local Limited
   Partnerships for tax purposes in excess of equity
   in losses for financial reporting purposes                                         (230,948)         (547,024)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                        (327,702)         (511,173)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                                         (35,930)            8,581

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                        475,000           330,142

Provision for valuation of advances to Local Limited
   Partnerships for financial reporting purposes                                        31,725            11,552

Recovery of provision for valuation of advances to Local
   Limited Partnerships for financial reporting purposes                                (9,776)          (25,750)

Bad debt expense recognized for tax purposes                                            (1,776)                -

Loss on write-off of investments in Local Limited Partnerships
   recognized for tax purposes                                                         (17,779)                -

Other income recognized for tax purposes                                                15,750            10,000

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (20,488)          (21,397)

Related party expenses for tax purposes in excess of related
   party expenses for financial reporting purposes                                           -        (1,318,636)

Distribution included in net loss for financial reporting purposes                      (6,835)                -

Net Loss per tax return                                                         $   (1,537,760)    $  (3,939,253)

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                                            Financial             Tax
                                                             Reporting          Reporting
                                                             Purposes           Purposes             Differences

Investments in Local Limited Partnerships                  $  10,060,923     $   7,033,745        $      3,027,178
Other assets                                               $   2,600,170     $   7,884,570        $     (5,284,400)
Liabilities                                                $   1,283,679     $   1,226,584        $         57,095



The differences in the assets and liabilities of the Fund for financial reporting tax purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $4,973,000 greater than for financial reporting purposes including approximately $1,320,000 of losses the Fund has not recognized for financial reporting purposes; ii) the Fund has recognized cumulative, non-temporary declines in the carrying value of its investments in certain Local Limited Partnerships of approximately $1,687,000 for financial reporting purposes; iii) organizational and offering costs of approximately $5,132,000 have been capitalized for tax purposes but are charged to Limited Partners' equity for financial reporting purposes.