Form 10QSB
period 2002-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2002-08-14
CIK 870815

August 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2002 File Number 0-22104



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


For the quarterly period ended     June 30, 2002
                                       -----------------------------------------


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
             (Exact name of registrant as specified in its charter)


                   Massachusetts                            04-3105699
----------------------------------------------------   ------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, Massachusetts                  02110-1106
----------------------------------------------           ----------------------
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2002                          1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2002 and 2001               2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2002          3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2002 and 2001               4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                  10

SIGNATURE                                                                  11

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)



                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                $       547,996
Marketable securities, at fair value                                                             276,982
Investments in Local Limited Partnerships, net (Note 1)                                        9,706,998
Other investments (Note 2)                                                                     1,990,570
Other assets                                                                                       3,045
                                                                                         ---------------
     Total Assets                                                                        $    12,525,591
                                                                                         ===============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                           $     1,393,588
Accrued expenses                                                                                  13,346
                                                                                         ---------------
     Total Liabilities                                                                         1,406,934
                                                                                         ---------------

General, Initial and Investor Limited Partners' Equity                                        11,108,822
Net unrealized gains on marketable securities                                                      9,835
                                                                                         ---------------
     Total Partners' Equity                                                                   11,118,657
                                                                                         ---------------
     Total Liabilities and Partners' Equity                                              $    12,525,591
                                                                                         ===============


                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                     2002               2001
                                                                                -------------      -------------

Revenue:
   Investment                                                                   $       8,473      $      13,420
   Accretion of Original Issue Discount (Note 2)                                       38,047             35,211
   Recovery of provision for valuation of advances
     to Local Limited Partnership                                                      14,295                  -
   Other                                                                                6,246              7,573
                                                                                -------------      -------------
       Total Revenue                                                                   67,061             56,204
                                                                                -------------      -------------

Expenses:
   Asset management fees, affiliate                                                    42,044             40,929
   General and administrative (includes reimbursements
     to an affiliate in the amount of $97,789 and
     $61,736 in 2002 and 2001, respectively)                                          116,910             85,754
   Provision for valuation of advances to Local
     Limited Partnerships                                                                   -              6,948
   Amortization                                                                         4,852              4,853
                                                                                -------------      -------------
       Total Expenses                                                                 163,806            138,484
                                                                                -------------      -------------

Loss before equity in losses of Local Limited Partnerships                            (96,745)           (82,280)

Equity in losses of Local Limited Partnerships (Note 1)                              (161,080)          (163,420)
                                                                                -------------      -------------

Net Loss                                                                        $    (257,825)     $    (245,700)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $      (2,959)     $      (2,809)
   Class A Limited Partners                                                          (274,167)          (260,303)
   Class B Limited Partners                                                            19,301             17,412
                                                                                -------------      -------------
                                                                                $    (257,825)     $    (245,700)
                                                                                =============      =============
Net Income (Loss) per Limited Partner Unit:
   Class A Unit (34,643 Units)                                                  $       (7.91)     $       (7.51)
                                                                                =============      =============
   Class B Unit (3,290 Units)                                                   $        5.87      $        5.29
                                                                                =============      =============


                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)

                                                            Investor        Investor
                                                Initial      Limited         Limited         Net
                                    General     Limited     Partners,       Partners,    Unrealized
                                   Partners     Partner     Class A          Class B        Gains          Totals
                                --------------- --------  --------------  -----------  -------------  -------------

Balance at March 31, 2002       $  (222,754)   $  5,000   $   9,016,476  $  2,567,925   $    10,767  $   11,377,414
                                -----------    --------   -------------  ------------   -----------  --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale        -           -               -             -          (932)           (932)
   Net Income (Loss)                 (2,959)          -        (274,167)       19,301             -        (257,825)
                                -----------    --------   -------------  ------------   -----------  --------------
Comprehensive Income (Loss)          (2,959)          -        (274,167)       19,301          (932)       (258,757)
                                -----------    --------   -------------  ------------   -----------  --------------

Balance at June 30, 2002        $  (225,713)   $  5,000   $   8,742,309  $  2,587,226   $     9,835  $   11,118,657
                                ===========    ========   =============  ============   ===========  ==============



                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                    2002                2001
                                                                                -------------      -------------

Net cash used for operating activities                                          $     (22,491)     $    (317,076)

Net cash provided by investing activities                                             431,039             74,697
                                                                                -------------      -------------   -

Net increase (decrease) in cash and cash equivalents                                  408,548           (242,379)

Cash and cash equivalents, beginning                                                  139,448            255,701
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     547,996      $      13,322
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in twenty-four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,361,860

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,376,611)                                                     (14,021,303)

Cumulative cash distributions received from Local Limited Partnerships                                (1,305,983)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          11,034,574

Excess investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (253,679)
                                                                                                   -------------

Investments in Local Limited Partnerships before reserve for
    valuation                                                                                         11,878,111

Reserve for valuation of investments in Local Limited Partnerships                                    (2,171,113)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   9,706,998
                                                                                                   =============


For the three months fund June 30, 2002, $14,295 was reimbursed from one Local Limited Partnership relating to advances made in previous years. The Partnerships provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of five of the Local Limited Partnerships.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2002 is $214,793. For the three months ended June 30, 2002, the Fund has not recognized $54,472 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment. The Fund recognized $759 of previously unrecognized losses in the three months ended June 30, 2002.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2002 is composed of the following:

   Aggregate cost of Treasury STRIPS                 $     918,397
   Accumulated accretion of
     Original Issue Discount                             1,072,173
                                                     -------------
                                                     $   1,990,570

The fair value of these securities at June 30, 2002 is $2,447,461. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At June 30, 2002, the Fund had cash and cash equivalents of $547,996 as compared with $13,322 at June 30, 2001. The increase is primarily attributable to cash received from cash distributions received from Local Limited Partnerships and sales and maturities of marketable securities.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2002, approximately $825,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $414,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2002, the Partnership has advanced approximately $242,000 to Local Limited Partnerships to fund operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used apprimximatley $1,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2002.

Results of Operations

The Fund's operations resulted in a net loss of $257,825 as compared to a net loss of $245,700 for the same period in 2001. The increase in net loss is primarily attributable to an increase in general and administrative expenses. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for administrative expenses necessary for the operation of the Fund related to the year ended March 31, 2002 which are being expensed in the three months ended June 30, 2002.

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

Occupancy at Metropolitan Apartments, located in Chicago, Illinois, has steadily improved during recent months. However, the Property's occupancy and operations have historically suffered due to local market conditions and, in general, low quality tenants. The Property is also in need of certain maintenance and repair in order to sustain its recently improved occupancy level. The Managing General Partner continues to work with the Local General Partner to develop a plan that addresses the Property's issues. It is possible that Fund Reserves may be required to fund any future operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions  (continued)
--------------------------------

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

With regard to Sycamore and Primrose, the Fund will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will occur in 2003.

With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective November 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount. The Fund received a pro-rata share of the Property's tax credits during 2000. The Fund will not receive a material amount of the Property's future tax credits but will receive cash from the Local Limited Partnership in the approximate amounts of $16,000, $94,000 and $47,000 in 2001, 2002 and 2003, respectively. These amounts represent the Fund's share of the Property's prospective tax credits that it will not receive because of its diluted interest in the Local Limited Partnership.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2002              BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                     A LIMITED PARTNERSHIP


                                     By: Arch Street VI, Inc.,
                                         its Managing General Partner





                                         /s/Jenny Netzer
                                         --------------------------------------
                                         Jenny Netzer
                                         Principal, Head of Housing and
                                         Community Investment