Form 10QSB
period 2002-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2002-11-14
CIK 870815

November 14, 2002



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2002 File Number 0-22104


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


For the quarterly period ended      September 30, 2002
                              -------------------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from       to
                              ------    --------------------

                         Commission file number 0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Massachusetts                                   04-3105699
------------------------------------------      ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


101 Arch Street, Boston, Massachusetts                 02110-1106
-------------------------------------------       ----------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2002                                  1

         Statements of Operations (Unaudited) -
            For the Three and Six Months Ended September 30, 2002 and 2001               2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2002                    3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2002 and 2001                         4

         Notes to the Financial Statements (Unaudited)                                   5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          7

Item 3.  Control and Procedures                                                         11

PART II - OTHER INFORMATION

Items 1-6                                                                               12

SIGNATURE                                                                               13

CERTIFICATIONS                                                                          14


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                      $     117,933
Marketable securities, at fair value                                                                 656,218
Investments in Local Limited Partnerships, net (Note 1)                                            9,532,928
Other investments (Note 2)                                                                         2,029,786
Other assets                                                                                           3,340
                                                                                               -------------
     Total Assets                                                                              $  12,340,205
                                                                                               ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                 $   1,461,761
Accrued expenses                                                                                      19,513
                                                                                               --------------
     Total Liabilities                                                                             1,481,274
                                                                                               --------------

General, Initial and Investor Limited Partners' Equity                                            10,848,648
Net unrealized gains on marketable securities                                                         10,283
                                                                                               --------------
     Total Partners' Equity                                                                       10,858,931
                                                                                               --------------
     Total Liabilities and Partners' Equity                                                    $  12,340,205
                                                                                               ==============



                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,      September 30,
                                              2002              2001                   2002               2001
                                         -------------      -------------          ------------      --------------

Revenue:
   Investment                            $      5,662       $      10,675          $     14,135      $      24,095
   Accretion of Original Issue
     Discount (Note 2)                         39,215              36,292                77,262             71,503
   Recovery of provision for
     valuation of advances to
     Local Limited Partnership                      -                   -                14,295                  -
   Other                                        1,675               3,056                 7,921             10,629
                                         ------------       -------------          ------------      -------------
       Total Revenue                           46,552              50,023               113,613            106,227
                                         ------------       -------------          ------------      -------------

Expenses:
   Asset management fees, affiliate            42,044              46,045                84,088             86,974
   General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $173,918 and
     $104,390 in 2002 and 2001,
     respectively)                            106,412              63,557               223,322            149,311
   Provision for valuation of advances to
     Local Limited Partnerships                     -                   -                     -              6,948
   Amortization                                 4,853               4,852                 9,705              9,705
                                         ------------       -------------          ------------      -------------
Total Expenses                                153,309             114,454               317,115            252,938
                                         ------------       -------------          ------------      -------------

Loss before equity in losses of Local
   Limited Partnerships                      (106,757)            (64,431)             (203,502)          (146,711)

Equity in losses of Local
   Limited Partnerships (Note 1)             (153,417)           (183,160)             (314,497)          (346,580)
                                         ------------       -------------          ------------      -------------

Net Loss                                 $   (260,174)      $    (247,591)         $   (517,999)     $    (493,291)
                                         ============       =============          ============      =============
Net Loss allocated:
   General Partners                      $     (2,994)      $      (2,839)         $     (5,953)     $      (5,648)
   Class A Limited Partners                  (277,425)           (263,058)             (551,592)          (523,361)
   Class B Limited Partners                    20,245              18,306                39,546             35,718
                                         ------------       -------------          ------------      -------------
                                         $   (260,174)      $    (247,591)         $   (517,999)     $    (493,291)
                                         ============       =============          ============      =============
Net Income (Loss) per Limited
   Partner Unit:
     Class A Unit (34,643 Units)         $      (8.01)      $       (7.60)         $     (15.92)     $      (15.11)
                                         ============       =============          ============      =============
     Class B Unit (3,290 Units)          $       6.15       $        5.57          $      12.02      $       10.86
                                         ============       =============          ============      =============





                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)

                                                            Investor        Investor
                                                Initial      Limited         Limited          Net
                                    General     Limited     Partners,       Partners,     Unrealized
                                   Partners     Partner      Class A         Class B        Gains           Totals
                                 -----------    -------     ----------      ---------      ---------      -------------

Balance at March 31, 2002        $  (222,754)  $  5,000   $   9,016,476   $  2,567,925   $    10,767    $  11,377,414
                                 -----------   --------   -------------   ------------   -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale         -         -                -              -          (484)            (484)
   Net Income (Loss)                  (5,953)        -         (551,592)        39,546             -         (517,999)
                                 -----------   -------    -------------   ------------   -----------    -------------
Comprehensive Income (Loss)           (5,953)        -         (551,592)        39,546          (484)        (518,483)
                                 -----------   -------    -------------   ------------   -----------    -------------

Balance at September 30, 2002    $  (228,707)  $ 5,000    $   8,464,884  $   2,607,471   $    10,283    $  10,858,931
                                 ===========   =======    =============  =============   ===========    =============






                 The accompanying notes are an integral part of
                          these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                    2002                2001
                                                                                -------------      -------------

Net cash used for operating activities                                          $     (89,817)     $    (334,989)

Net cash provided by investing activities                                              68,302            190,978
                                                                                -------------      -------------

Net decrease in cash and cash equivalents                                             (21,515)          (144,011)

Cash and cash equivalents, beginning                                                  139,448            255,701
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     117,933      $     111,690
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Fund has acquired limited partnership interests in twenty-four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,351,060

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,468,306)                                                     (14,174,720)

Cumulative cash distributions received from Local Limited Partnerships                                (1,310,983)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          10,865,357

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (258,532)
                                                                                                   -------------

Investments in Local Limited Partnerships before reserve for
    valuation                                                                                         11,704,041

Reserve for valuation of investments in Local Limited Partnerships                                    (2,171,113)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   9,532,928
                                                                                                   =============

For the six months ended September 30, 2002, $25,095 was reimbursed from two Local Limited Partnerships relating to advances made in previous years. The Fund provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of five of the Local Limited Partnerships.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2002 is $459,905. For the six months ended September 30, 2002, the Fund has not recognized $153,747 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses have exceeded its total investment. The Fund recognized $5,081 of previously unrecognized losses in the six months ended September 30, 2002.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30, 2002 is composed of the following:

   Aggregate cost of Treasury STRIPS                  $     918,397
   Accumulated accretion of
     Original Issue Discount                              1,111,389
                                                      -------------
                                                      $   2,029,786

The fair value of these securities at September 30, 2002 is $2,696,945. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At September 30, 2002, the Fund had cash and cash equivalents of $117,933, as compared to $111,690 at September 30, 2001. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and sales and maturities of marketable securities.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2002, on a cash basis, approximately $774,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $1,478,000 making Reserves available after claims $1,997,000.

To date, professional fees relating to various Property issues totaling approximately $421,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2002, the Partnership has advanced approximately $231,000 to Local Limited Partnerships to fund operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $54,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2002.

Results of Operations

Three Month Period

For the three months ended September 30, 2002 the Fund's results of operations resulted in a net loss of $260,174, as compared to a net loss of $247,591 for the same period in 2001. The increase in net loss is primarily attributable to an increase in general and administrative expenses partially offset by a decrease in equity in losses of Local Limited Partnerships. The increase in general and administrative expense is primarily due to charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Fund related to the year ended March 31, 2002 which were expensed in the three months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to higher operating expenses at one Local Limited Partnership.

Six Months Period

For the six months ended September 30, 2002, the Fund's operations resulted in a net loss of $517,999, as compared to a net loss of $493,291 for the same period in 2001. The increase in net loss is primarily attributable to an increase in general and administrative expenses partially offset by a decrease in equity in losses of Local Limited Partnerships. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Fund related to the year ended March 31, 2002 which are being expensed in the six months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to higher operating expenses at one Local Limited Partnership.

Property Discussions

The Fund's investment portfolio consists of limited partnership interests in twenty-four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner may desire to dispose of interests in certain Local Limited Partnerships in the normal course of the Fund's business. The following Property discussions focus only on such Properties.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions  (continued)
--------------------------------

Although the neighborhood in which 45th & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continue to be an issue. A recent site visit by the Managing General Partner found the property in need of some minor improvements but in overall fair condition. The Managing General Partner will continue to closely monitor the Property's operations.

Occupancy at Metropolitan Apartments, located in Chicago, Illinois, has steadily improved during recent months. However, the Property's occupancy and operations have historically suffered due to local market conditions and, in general, low quality tenants. The Property is also in need of certain maintenance and repair in order to maintain a stabilized occupancy level. The Managing General Partner continues to work with the Local General Partner to develop a plan that addresses the Property's issues. It is possible that Fund Reserves may be required to fund any future operating deficits.

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

With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective November 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount. The Fund received a pro-rata share of the Property's tax credits during 2000. Because of its diluted interest in the Local Limited Partnership, the Fund will not receive a material amount of the Property's tax credits subsequent to November 1, 2000. Instead, the Fund will receive cash from the Local Limited Partnership in the approximate amount of in the Property's tax credits that it would have received had its interest in the Property not been diluted.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation within 90 days prior to filing this Form 10-QSB, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                    99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2002       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                A LIMITED PARTNERSHIP


                                By: Arch Street VI, Inc.,
                                    its Managing General Partner





                                    /s/Jenny Netzer
                                    -------------------------------------
                                    Jenny Netzer
                                    Principal, Head of Housing and
                                    Community Investment

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


I, Jenny Netzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Tax Credit Fund Plus:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002                  /s/Jenny Netzer
                                           -----------------------------------
                                           Jenny Netzer
                                           Principal, Head of Housing and
                                           Community Investment

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Tax Credit Fund Plus ("the Fund") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.



                                               /s/Jenny Netzer
                                               Jenny Netzer
                                               Principal, Head of Housing and
                                               Community Investment

                                               Date:  November 14, 2002