Form 10QSB
period 2002-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2003-02-13
CIK 870815

February 14, 2003



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2002 File Number 0-22104


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


For the quarterly period ended        December 31, 2002
                                ----------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                      to
                               ---------------------  -----------------------

                         Commission file number 0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership
---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


     Massachusetts                                    04-3105699
------------------------------------      ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)


   101 Arch Street, Boston, Massachusetts                  02110-1106
---------------------------------------       -----------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
                                                   -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2002                                   1

         Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 2002 and 2001               2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2002                    3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2002 and 2001                         4

         Notes to the Financial Statements (Unaudited)                                   5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          7

Item 3.  Control and Procedures                                                         10

PART II - OTHER INFORMATION

Items 1-6                                                                               11

SIGNATURE                                                                               12

CERTIFICATIONS                                                                          13

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                      $     501,331
Marketable securities, at fair value                                                                 247,321
Investments in Local Limited Partnerships, net (Note 1)                                            9,368,820
Other investments (Note 2)                                                                         2,069,774
Other assets                                                                                           3,105
                                                                                               -------------
     Total Assets                                                                              $  12,190,351
                                                                                               =============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                  $   1,521,839
Accrued expenses                                                                                      25,769
                                                                                               -------------
     Total Liabilities                                                                             1,547,608
                                                                                               -------------

General, Initial and Investor Limited Partners' Equity                                            10,633,759
Net unrealized gains on marketable securities                                                          8,984
                                                                                               -------------
     Total Partners' Equity                                                                       10,642,743
                                                                                               -------------
     Total Liabilities and Partners' Equity                                                    $  12,190,351
                                                                                               =============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              2002              2001                   2002               2001
                                         -------------      -------------          ------------      --------------

Revenue:
   Investment                            $       5,270      $       9,145          $     19,405      $       33,240
   Accretion of Original Issue
     Discount (Note 2)                          39,989             37,008               117,251             108,511
   Recovery of provision for
     valuation of advances to
     Local Limited Partnerships                      -                  -                14,295                   -
   Other                                         2,292             30,825                10,213              41,454
                                         -------------      -------------          ------------      --------------
       Total Revenue                            47,551             76,978               161,164             183,205
                                         -------------      -------------          ------------      --------------

Expenses:
   Asset management fees, affiliate             42,045             47,456               126,133             134,430
   General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $191,956 and
     $139,642 in 2002 and 2001,
     respectively)                              56,287             59,911               279,609             209,222
   Provision for valuation of advances to
     Local Limited Partnerships                      -             15,001                     -              21,949
Amortization                                     4,853              4,852                14,558              14,557
                                         -------------      -------------          ------------      --------------
Total Expenses                                 103,185            127,220               420,300             380,158
                                         -------------      -------------          ------------      --------------
Loss before equity in losses of Local
   Limited Partnerships                        (55,634)           (50,242)             (259,136)           (196,953)

Equity in losses of Local
   Limited Partnerships (Note 1)              (159,255)          (146,657)             (473,752)           (493,237)
                                         -------------      -------------          ------------      --------------

Net Loss                                 $    (214,889)     $    (196,899)         $   (732,888)     $     (690,190)
                                         =============      =============          ============      ==============
Net Loss allocated:
   General Partners                      $      (2,548)     $      (2,339)         $     (8,501)     $       (7,987)
   Class A Limited Partners                   (236,181)          (216,747)             (787,773)           (740,108)
   Class B Limited Partners                      23,840             22,187                63,386              57,905
                                         --------------      -------------          ------------      --------------
                                         $    (214,889)     $    (196,899)         $    (732,888)    $     (690,190)
                                         ==============     ==============          =============      =============
Net Income (Loss) per Limited
   Partner Unit:
     Class A Unit (34,643 Units)         $       (6.82)     $       (6.25)         $     (22.74)     $       (21.36)
                                         =============      =============          ============      ==============
     Class B Unit (3,290 Units)          $        7.25      $        6.74          $      19.27      $        17.60
                                         =============      =============          ============      ==============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)




                                                            Investor        Investor
                                                Initial     Limited         Limited          Net
                                    General     Limited     Partners,      Partners,     Unrealized
                                   Partners     Partner     Class A         Class B         Gains          Totals
                                 -----------    -------    ----------      ---------      ---------      -------------

Balance at March 31, 2002        $  (222,754)   $ 5,000    $  9,016,476   $  2,567,925   $     10,767   $  11,377,414
                                 -----------    -------    ------------   ------------   ------------   -------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale         -            -             -              -         (1,783)         (1,783)
   Net Income (Loss)                  (8,501)           -      (787,773         63,386              -        (732,888)
                                 ------------   ---------  ------------   ------------   -------------   -------------
Comprehensive Income (Loss)           (8,501)           -     (787,773)         63,386         (1,783)       (734,671)
                                 ------------   ---------  ------------   ------------   -------------   -------------

Balance at December 31, 2002     $   (231,255)  $   5,000  $  8,228,703   $  2,631,311   $      8,984      $10,642,743
                                 =============  =========  ============   ============   ============      ===========


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                                                                    2002                2001
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (113,943)     $    (414,394)

Net cash provided by investing activities                                             475,826            185,698
                                                                                -------------      -------------

Net increase (decrease) in cash and cash equivalents                                  361,883           (228,696)

Cash and cash equivalents, beginning                                                  139,448            255,701
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     501,331      $      27,005
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,351,059

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,471,361)                                                     (14,333,975)

Cumulative cash distributions received from Local Limited Partnerships                                (1,310,982)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          10,706,102

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (263,385)
                                                                                                   -------------

Investments in Local Limited Partnerships before reserve for
    valuation                                                                                         11,539,933

Reserve for valuation of investments in Local Limited Partnerships                                    (2,171,113)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   9,368,820
                                                                                                   =============

For the nine months ended December 31, 2002, $25,095 was reimbursed from two Local Limited Partnerships relating to advances made in previous years. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of these investments.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2002 is $622,215. For the nine months ended December 31, 2002, the Fund has not recognized $149,831 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions have exceeded its total investments in these Local Limited Partnerships. The Fund recognized $1,368 of previously unrecognized losses in the nine months ended December 31, 2002.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2002 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,151,377
                                                                                             ---------------
                                                                                             $   2,069,774

The fair value of these securities at December 31, 2002 is $2,707,497. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At December 31, 2002, the Fund had cash and cash equivalents of $501,331, as compared to $139,448 at March 31, 2002. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and sales and maturities of marketable securities. The increase in partially offset by purchases of marketable securities and cash used for operating activity.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2002, on a cash basis, approximately $749,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of December 31, 2002, net claims against these Reserves total approximately $1,548,000 making Reserves available after claims $0.

To date, professional fees relating to various Property issues totaling approximately $436,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2002, the Partnership has advanced approximately $231,000 to Local Limited Partnerships to fund operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $64,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2002.

Results of Operations

Three Month Period

For the three months ended December 31, 2002 the Fund's results of operations resulted in a net loss of $214,889, as compared to a net loss of $196,899 for the same period in 2001. The increase in net loss is primarily attributable to a decrease in other revenue as well as an increase in equity in losses of Local Limited Partnerships. The increase is partially offset by a decrease in provision for valuation of advances to Local Limited Partnerships from the 2001 period.

Nine Month Period

For the nine months ended December 31, 2002, the Fund's operations resulted in a net loss of $732,888, as compared to a net loss of $690,190 for the same period in 2001. The increase in net loss is primarily attributable to an increase in general and administrative expenses and a decrease in other revenue. The increase is partially offset by a decrease in equity in losses of Local Limited Partnerships as well as a decrease in provision for valuation of advances to Local Limited Partnerships from the 2001 period. The increase in general and administrative expense is primarily due to a change in the estimate of amounts due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Fund related to the year ended March 31, 2002 which are being expensed in the nine months ended December 31, 2002.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Although the neighborhood in which 45th & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. However, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations.

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

With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective November 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount. The Fund received a pro-rata share of the Property's tax credits during 2000. Because of its diluted interest in the Local Limited Partnership, the Fund will not receive a material amount of the Property's tax credits subsequent to November 1, 2000. Instead, the Fund will receive cash from the Local Limited Partnership in the approximate amount of the Property's tax credits that it would have received had its interest in the Property not been diluted.

Findley Place Apartments, located in Minneapolis, Minnesota, experienced operating deficits in recent years due to significant capital needs. As a result of concerns regarding the long-term viability of the Property, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interests to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired, which will occur in 2004. Currently, the Property is expending significant amounts for capital improvement projects and its operations are improving.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)      Exhibits

                         99.1   Certification of Jenny Netzer pursuant to
                         section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2003            BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                     A LIMITED PARTNERSHIP


                                     By: Arch Street VIII, Inc.,
                                     its Managing General Partner





                                     /s/Jenny Netzer
                                     ----------------------------------
                                     Jenny Netzer
                                     Principal, Head of Housing and
                                     Community Investment

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


Date:   February 14, 2003         /s/Jenny Netzer
                                  ---------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Tax Credit Fund Plus (the "Fund") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.



                                  /s/Jenny Netzer
                                  ------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                  Date:  February 14, 2003