Form 10KSB
period 2003-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2003-06-27
CIK 870815

June 27, 2003





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2003 File Number 0-22104


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

For the fiscal year ended March 31, 2003
                         --------------------
                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                     to
                              -------------------     ----------------------


                         Commission file number 0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership
              (Exact name of registrant as specified in its charter)

  Massachusetts                                     04-3105699
---------------------                      --------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

   101 Arch Street, Boston, Massachusetts         02110-1106
----------------------------------------------    ------------------------
    (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code   (617) 439-3911
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange on
          Title of each class             which registered
          -------------------            ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                      $37,933,000 as of March 31, 2003
                      --------------------------------

                                       K-1
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                           Page No.

PART I

       Item 1       Business                                                    K-3
       Item 2       Properties                                                  K-5
       Item 3       Legal Proceedings                                           K-13
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                            K-13

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                             K-13
       Item 6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               K-13
       Item 7       Financial Statements and Supplementary Data                 K-17
       Item 8       Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure K-17

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                           K-17
       Item 10      Management Remuneration                                     K-18
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                       K-18
       Item 12      Certain Relationships and Related Transactions              K-19
       Item 13      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                         K-20


CONTROLS AND PROCEDURES                                                         K-21
-----------------------

SIGNATURES                                                                      K-22
----------

CERTIFICATIONS                                                                  K-23
--------------

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

The Fund has invested as a limited partner in twenty-four other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs, and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The investment objectives of the Fund include the following: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Partnership's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investments objectives, along with the risk in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

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

 (1) The Fund no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Tree Trail Apartments, A Limited Partnership and Meadow Wood Townhomes, A Limited Partnership, representing 14.60%, have Flournoy Development Company as Local General Partners; (ii) Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, Kings Grant Court Limited Partnership and Chestnut Plains Limited Partnership, representing 5.20%, have Regency Investment Assoc. Inc., as Local General Partners; (iii) Phoenix Housing, L.P., Dakota Square Manor Limited Partnership and Duluth Limited Partnership II, representing 6.87%, have MetroPlains Acquisition Corporation as Local General Partners; and (iv) Pilot House Associates L.P., and Preston Place Associates, L.P., representing 18.36%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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



                                                      Capital Contributions
Local Limited Partnership      Number         Total committed    Paid through   Mtge. loans payable                 Occupancy
Property Name                  of             at March 31,       March 31,      at December 31,      Type of        at March 31,
Property Location              Apt. Units     2003               2003           2002                 Subsidy*       2003
----------------------------   -----------    ----------------   -------------  -------------------  ----------     ---------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)(1)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD.
 (1)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing
   Associates, LTD. (1)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA                 132              $2,479,708         $2,479,708  $3,169,531                 None             100%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                       60               604,781               604,781   2,589,699                 FmHA             100%




                                                        Capital Contributions
Local Limited Partnership            Number        Total committed     Paid through  Mtge. Loans payable              Occupancy
Property Name                        of            at March 31,        March 31,     at December 31,       Type of    at March 31,
Property Location                    Apt. Units    2003                2003          2002                  Subsidy*   2003
---------------------------------    ----------    ----------------    ------------- -------------------   --------   --------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                          25       1,114,686               1,114,686      417,537             None             100%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                                92      2,350,000               2,350,000       5,527,695          Section 8           98%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                              40       457,810                 457,810         2,192,130         Section 8          100%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                              114       1,027,333               1,027,333       4,455,000         None              94%

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                               19       689,080                 689,080         603,702           Section 8           74%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                              14       120,476                 120,476          545,324            FmHA             100%



                                                          Capital Contributions
Local Limited Partnership                Number     Total committed   Paid through   Mtge. loans payable               Occupancy
Property Name                              of       at March 31,      March 31,      at December 31,       Type of     at March 31,
Property Location                      Apt. Units   2003               2003          2002                  Subsidy*    2003
---------------------------------     -----------   -----------------  ------------  --------------------  ---------   ------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                         24              205,574          205,574          943,512               FmHA              92%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL                       108             2,060,143          2,060,143        2,552,305            None              96%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                             88             1,742,671          1,742,671        2,478,012            None              97%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND                       48              674,557            674,557          1,038,236           None              100%

Duluth Limited Partnership II
Sycamore
Sioux Falls, ND                       48              657,000            657,000          1,230,911            None              94%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                         120            2,300,000          2,300,000        2,999,884            None              98%



                                                           Capital Contributions
Local Limited Partnership                Number      Total committed     Paid through   Mtge. loans payable            Occupancy
Property Name                              of         at March 31,       March 31,     at December 31,     Type of     at March 31,
Property Location                      Apt. Units       2003              2003         2002                Subsidy*     2003
---------------------------------     -----------    -----------------   ------------- ---------------    ---------- -------------

Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC                           36           708,530             708,530         852,765          None              94%

Chestnut Plains Limited
     Partnership
Chestnut Plains
Winston-Salem, NC                         24           319,810             319,810          558,186          None              79%

Prince Hall Housing Associates,
     Limited Partnership (1)
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
     Partnerships (1)
Bankcroft Court
Toledo, OH

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA                           82            554,670             554,670       562,166          Section 8          100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                                 19             591,429          591,429          851,705             None              95%


                                                                  Capital Contributions
Local Limited Partnership                Number     Total committed    Paid through   Mtge. loans payable                Occupancy
Property Name                              of       at March 31,       March 31,      at December 31,    Type of       at March 31,
Property Location                      Apt. Units   2003               2003           2002               Subsidy*           2003
---------------------------------     -----------  ----------------   ----------    ---------          ------------    ------------

Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI                       100         1,204,762         1,204,762    3,735,708             None              95%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                               69          2,139,159        2,139,159    1,929,843          Section 8           97%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC                            40         750,238            750,238     787,584               None              90%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI                       120          1,299,774        1,299,774    4,416,880             None              99%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                                76          1,269,794        1,269,794   2,207,848             None              95%





                                                   Capital Contributions
Local Limited Partnership      Number        Total committed   Paid through     Mtge. loans payable                 Occupancy
Property Name                  of            at March 31,      March 31,        at December 31,       Type of       at March 31,
Property Location              Apt. Units    2003              2003             2002                  Subsidy*      2003
--------------------------     ----------    ---------------   --------------   -------------------   --------      ----------------

Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place
Minneapolis, MN                 89            716,000            716,000          4,430,000            None             100%
                              ------        ------------       ------------     ------------
                             1,587          $ 26,037,985       $ 26,037,985     $ 51,076,163
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

None of the Local Limited Partnerships invested in by the Fund represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Fund.

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

As of March 31, 2003, there were 1,942 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. To date, the Fund has made no cash distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

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

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Fund will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Fund will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Fund will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $67,092,000 and $56,882,000, respectively. While the Fund's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Fund effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Fund as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $1,911,000 at December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Fund's financial statements.

Liquidity and capital resources

At March 31, 2003, the Fund had cash and cash equivalents of $173,210, as compared to $139,448 at March 31, 2002. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and sales and maturities of marketable securities. The increase is partially offset by cash used for operating activities and purchases of marketable securities.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2003, on a cash basis, $385,059 of cash, cash equivalents and marketable securities has been designated as Reserves. As of March 31, 2003, net claims against these Reserves total approximately $356,000 making Reserves available after claims approximately $29,000.

To date, professional fees relating to various Property issues totaling approximately $437,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2003, the Partnership has advanced approximately $231,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $427,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners during the two years ended March 31, 2003 and 2002. It is not expected that cash available for distribution, if any, will be significant during the 2003 calendar year. Based on the results of 2002 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2003 versus 2002

For the year ended March 31, 2003, the Fund's operations resulted in a net loss of $1,217,012 as compared to a net loss of $1,409,001 for the same period in 2002. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships between the two periods which is the result of the Fund recognizing other than temporary declines in the carrying value of its investment in several Local Limited Partnerships. In addition, the Fund experienced an increase in recovery of provision for valuation of advances to Local Limited Partnerships. These effects are partially offset by an increase in general and administrative expense, which is primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Fund and a change in the estimate of these amounts related to the year ended March 31, 2002, which are being expensed in the year ended March 31, 2003.

Low-income housing tax credits

The 2002 Tax Credits per Unit were $107.40 and $77.32 for Class A Unit and Class B Unit investors, respectively. The 2001 Tax Credits per Unit were $134.64 and $96.94 for Class A Unit and Class B Unit investors, respectively.

The Tax Credits stabilized in 1995 and are expected to continue to decrease as certain Properties reach the end of the ten year Tax Credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future.

Property Discussions

The Fund's investment portfolio consists of limited partnership interests in twenty-four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

With regard to Sycamore and Primrose, the Fund will retain its full share of Tax Credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur later in 2003.

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

As a result of concerns regarding the then existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after one year from the March 1, 2000 effective date.

In addition, the Local General
Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur in 2004. Currently, the Property is experiencing stabilized operations.

Other Transactions

On May 15, 2003, MuniMae Midland announced its intention to acquire Lend Lease's Housing and Community Investing (HCI) business. The newly formed organization, MMA Financial, will combine HCI with MuniMae Midland, a provider of debt and equity financing solutions for the affordable housing market. The transaction remains subject to final due diligence, legal agreements and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transaction by July 1, 2003.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2003 and 2002.

Since most of the Properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for Tax Credits.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

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

     Name                                  Position

Jenny Netzer                Principal, Head of Housing and Community Investment
Michael H. Gladstone        Principal, Member
Lauren M. Guillette         Principal, Member

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

Jenny Netzer, age 47, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 46, Principal, Member - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 38, Principal, Member - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2003, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

                                                  Amount
 Title of        Name and Address of           Beneficially
   Class          Beneficial Owner                Owned         Percent of Class
----------    ------------------------       ----------------- -----------------

Limited       Everest Tax Credit Investors     2,346.5 Units          6%
Partner       155 North Lake Avenue
              Suite 1000
              Pasadena, CA  91101

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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2003 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2003 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of Gross Proceeds. $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2003.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2003.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2003 are as follows:

                                                                          2003            2002
                                                                       -----------    -----------

       Asset management fees                                           $   168,608    $   171,272

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2003 are as follows:

                                                                          2003            2002
                                                                       -----------    -----------

       Salaries and benefits expense reimbursements                    $   276,321    $   180,236

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2003.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the two years ended March 31, 2003 is presented in Note 6 to the Financial Statements.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)      Exhibits

     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2003.

                             CONTROLS AND PROCEDURES


Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                               Date:    June 27, 2003
           ---------------------------------------               -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                               Date:    June 27, 2003
           ---------------------------------------               -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                        Date:   June 27, 2003
           -----------------------------                          -------------
           Michael H. Gladstone
           Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Tax Credit Fund Plus:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 27, 2003             /s/Jenny Netzer
                                  -------------------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Boston Financial Tax Credit Fund Plus (the "Fund") on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                  Date:  June 30, 2003

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003


                                     INDEX


                                                                               Page No.


Report of Independent Accountants                                                F-2
     For the years ended March 31, 2003 and 2002

Financial Statements:

     Balance Sheet - March 31, 2003                                              F-3

     Statements of Operations - For the years ended
       March 31, 2003 and 2002                                                   F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2003 and 2002                               F-5

     Statements of Cash Flows - For the years ended
       March 31, 2003 and 2002                                                   F-6

     Notes to the Financial Statements                                           F-7




                        Report of Independent Accountants


To the Partners of
Boston Financial Tax Credits Fund Plus, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credits Fund Plus, A Limited Partnership (the "Fund") as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $8,017,868 at March 31, 2003, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(726,958) and $(690,583) for the years ended March 31, 2003 and 2002, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As described in Note 9, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002.


/s/PricewaterhouseCoopers LLP
June 24, 2003
Boston, Massachusetts

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                                 BALANCE SHEET
                                 March 31, 2003



Assets

Cash and cash equivalents                                                                        $     173,210
Marketable securities, at fair value (Note 3)                                                          211,849
Investments in Local Limited Partnerships (Note 4)                                                   8,017,868
Other investments (Note 5)                                                                           2,109,664
Other assets                                                                                             2,533
                                                                                                 -------------
     Total Assets                                                                                $  10,515,124
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate (Note 6)                                                                        $     327,874
Accrued expenses                                                                                        31,105
                                                                                                 -------------
     Total Liabilities                                                                                 358,979
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              10,149,635
Net unrealized gains on marketable securities                                                            6,510
                                                                                                 -------------
     Total Partners' Equity                                                                         10,156,145
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  10,515,124
                                                                                                 =============
                 The accompanying notes are an integral part of
                          these financial statements.


                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002



                                                                               2003              2002
                                                                          ------------       -------------
Revenue:
   Investment                                                             $     23,176       $      41,360
   Accretion of Original Issue Discount (Note 5)                               157,141             145,428
   Recovery of provision for valuation of advances
     to Local Limited Partnerships (Note 4)                                     49,732               9,776
   Other                                                                        71,091              47,816
                                                                          ------------       -------------
     Total Revenue                                                             301,140             244,380
                                                                          ------------       -------------

Expenses:
   Asset management fees, affiliate (Note 6)                                   168,608             171,272
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $276,321 and $180,236 in 2003 and 2002,
    respectively) (Note 6)                                                     386,282             265,390
   Provision for valuation of investments in Local
     Limited Partnerships (Note 4)                                             217,438             475,000
   Provision for valuation of advances to Local
     Limited Partnerships (Note 4)                                                   -              31,725
   Amortization                                                                 18,866              19,411
                                                                          ------------       -------------
     Total Expenses                                                            791,194             962,798
                                                                          ------------       -------------

Loss before equity in losses of Local Limited
   Partnerships                                                               (490,054)           (718,418)

Equity in losses of Local Limited Partnerships (Note 4)                       (726,958)           (690,583)
                                                                          ------------       -------------

Net Loss                                                                  $ (1,217,012)      $  (1,409,001)
                                                                          ============       =============
Net Loss allocated:
   General Partners                                                       $    (13,742)      $     (15,544)
   Class A Limited Partners                                                 (1,273,345)         (1,440,396)
   Class B Limited Partners                                                     70,075              46,939
                                                                          ------------       -------------
                                                                          $ (1,217,012)      $  (1,409,001)
                                                                          ============       =============

Net Income (Loss) per Limited Partner Unit:
   Class A Unit (34,643 Units)                                            $     (36.76)      $      (41.58)
                                                                          ============       =============
   Class B Unit (3,290 Units)                                             $      21.30       $       14.27
                                                                          ============       =============

                 The accompanying notes are an integral part of
                           these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2003 and 2002




                                                            Investor      Investor
                                               Initial       Limited       Limited           Net
                                   General     Limited      Partners,     Partners,      Unrealized
                                   Partners    Partner       Class A       Class B         Gains          Totals
                                -------------  -------      ---------     ----------      -------     ---------------

Balance at March 31, 2001       $  (207,210) $   5,000    $ 10,456,872   $  2,520,986   $    12,724  $   12,788,372
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale        -          -              -              -        (1,957)         (1,957)
   Net Income (Loss)                (15,544)         -      (1,440,396)        46,939             -      (1,409,001)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)         (15,544)         -      (1,440,396)        46,939        (1,957)     (1,410,958)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at March 31, 2002          (222,754)     5,000       9,016,476      2,567,925        10,767      11,377,414
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale        -          -              -               -       (4,257)         (4,257)
   Net Income (Loss)                (13,742)         -      (1,273,345)        70,075             -      (1,217,012)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)         (13,742)         -      (1,273,345)        70,075        (4,257)     (1,221,269)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at March 31, 2003       $  (236,496) $   5,000    $  7,743,131   $  2,638,000   $     6,510  $   10,156,145
                                ===========  =========    ============   ============   ===========  ===============

                 The accompanying notes are an integral part of
                           these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002


                                                                                    2003              2002
                                                                                -------------    -------------

Cash flows from operating activities:
   Net Loss                                                                     $  (1,217,012)   $  (1,409,001)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in losses of Local Limited Partnerships                                   726,958          690,583
     Provision for valuation of investments in
       Local Limited Partnerships                                                     217,438          475,000
     Provision for valuation of advances to Local Limited
       Partnerships                                                                         -           31,725
     Recovery of provision for valuation of advances to
       Local Limited Partnerships                                                     (49,732)          (9,776)
     Accretion of Original Issue Discount                                            (157,141)        (145,428)
     Amortization                                                                      18,866           19,411
     Net gains on sales of marketable securities                                       (3,134)          (1,975)
     Cash distributions included in net loss                                          (62,323)          (3,258)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                     4,922            2,418
       Due to affiliate                                                              (925,881)         (83,064)
Accrued expenses                                                                        1,181           (3,043)
                                                                                -------------    -------------
Net cash used for operating activities                                             (1,445,858)        (436,408)
                                                                                -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                (400,086)               -
   Proceeds from sales and maturities of
     marketable securities                                                            687,858          268,300
   Advances to Local Limited Partnerships                                                   -          (42,525)
   Reimbursement of advances to Local Limited Partnerships                             60,532           25,526
   Cash distributions received from Local
     Limited Partnerships                                                           1,131,316           68,854
                                                                                -------------    -------------
Net cash provided by investing activities                                           1,479,620          320,155
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   33,762         (116,253)

Cash and cash equivalents, beginning of year                                          139,448          255,701
                                                                                -------------    -------------

Cash and cash equivalents, end of year                                          $     173,210    $     139,448
                                                                                =============    =============


                 The accompanying notes are an integral part of
                           these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Partnership's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VI Limited Partnership, a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Fund ends on March 31.

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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. Funds totaling approximately $437,000 have been withdrawn from Reserves to pay legal and other fees relating to various property issues. At March 31, 2003, the Managing General Partner has designated $385,059 of cash, cash equivalents and marketable securities as such Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less. At times, cash and cash equivalents exceed federally insurable limits. The Fund mitigates this risk by investing in major financial institutions.

Marketable Securities and Other Investments

The Fund's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity. The Fund accounts for its investments in Treasury STRIPS, which are included in other investments in the balance sheet, using the effective interest method of accretion for the original issue discount. The Fund has the ability and it is its intention to hold the Treasury STRIPS until maturity. Therefore, they are classified as "Held to Maturity" and are carried at cost plus the adjustments for the discount using the effective interest method.

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

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to partners for use in offsetting their Federal income tax liability.

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

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2002 and 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross          Gross
                                                              Unrealized    Unrealized          Fair
                                                    Cost         Gains         Losses          Value
Debt securities issued by the US
   Treasury and other US government
   corporations and agencies                   $   199,183    $     6,380   $         -      $   205,563

Mortgage backed securities                           6,156            130             -            6,286
                                               -----------    -----------   -----------      -----------

Marketable securities
   at March 31, 2003                           $   205,339    $     6,510   $         -      $   211,849
                                               ===========    ===========   ===========      ===========

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Marketable Securities (continued)

The contractual maturities at March 31, 2003 are as follows:

                                                                                                Fair
                                                                               Cost             Value

Due in less than one year                                                  $   199,183       $   205,563
Mortgage backed securities                                                       6,156             6,286
                                                                           -----------       -----------
                                                                           $   205,339       $   211,849
                                                                           ===========       ===========

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $168,000 during the year ended March 31, 2002. Proceeds from the maturities of marketable securities were approximately $688,000 and $100,000 during the years ended March 31, 2003 and 2002, respectively. Included in investment income are gross gains of $3,303 and $2,080 and gross losses of $169 and $105 that were realized on the sales during the years ended March 31, 2003 and 2002, respectively.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships

   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,315,622

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,911,001)                                                     (14,528,116)

Cumulative cash distributions received from Local Limited Partnerships                                (2,246,047)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                           9,541,459

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (267,693)
                                                                                                   -------------

Investments in Local Limited Partnerships before reserve for valuation                                10,370,982

Reserve for valuation of investments in Local Limited Partnerships                                    (2,353,114)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   8,017,868
                                                                                                   =============


                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

For the year ended March 31, 2003, $49,732 was reimbursed from two of the Local Limited Partnerships relating to advances made and reserved for in previous years. In addition, $10,800 was reimbursed from one Local Limited Partnership related to a prior year advance which had not been previously reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2002 and 2001 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                    2002                2001
                                                                                -------------      -------------
Assets:
   Investment property, net                                                     $  60,864,159      $  63,275,111
   Other assets                                                                     6,227,549          5,453,873
                                                                                -------------      -------------
     Total Assets                                                               $  67,091,708      $  68,728,984
                                                                                =============      =============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                       $  51,076,163      $  52,247,901
   Other debt                                                                       5,805,642          5,621,822
                                                                                -------------      -------------
     Total Liabilities                                                             56,881,805         57,869,723
                                                                                -------------      -------------

Fund's Equity                                                                       7,705,931          9,170,935
Other partners' equity                                                              2,503,972          1,688,326
                                                                                -------------      -------------
     Total Partners' Equity                                                        10,209,903         10,859,261
                                                                                -------------      -------------
       Total Liabilities and Partners' Equity                                   $  67,091,708      $  68,728,984
                                                                                =============      =============

Summarized Income Statements - for the years ended December 31,
                                                                                    2002                2001
                                                                                -------------      -------------

Rental and other revenue                                                        $  11,290,796      $  10,878,454
                                                                                -------------      -------------

Expenses:
   Operating                                                                        6,429,585          5,994,040
   Interest                                                                         3,190,901          3,270,283
   Depreciation and amortization                                                    2,974,490          2,783,015
                                                                                -------------      -------------
     Total Expenses                                                                12,594,976         12,047,338
                                                                                -------------      -------------

Net Loss                                                                        $  (1,304,180)     $  (1,168,884)
                                                                                =============      =============
Fund's share of Net Loss (2001 includes adjustment from prior year)             $  (1,255,996)     $  (1,018,285)
                                                                                =============      =============
Other partners' share of Net Loss                                               $     (48,184)     $     (41,048)
                                                                                =============      =============

For the years ended March 31, 2003 and 2002, the Fund has not recognized $534,930 and $437,243, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $5,892 and $109,541 of previously unrecognized losses in the years ended March 31, 2003 and 2002, respectively.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

The Fund's equity as reflected by the Local Limited Partnerships of $7,705,931 differs from the Fund's investments in Local Limited Partnerships before adjustments of $9,541,459 primarily because of: i) cumulative unrecognized losses as described above; ii) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2003 are not reflected in the December 31, 2002 balance sheets of the Local Limited Partnerships; iii) the Fund has included advances of approximately $278,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheet of the Local Limited Partnership and; iv) differences in the accounting treatment of miscellaneous items.

5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2003 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $   918,397
   Accumulated accretion of
     Original Issue Discount                                                                   1,191,267
                                                                                             ------------
                                                                                             $ 2,109,664

The fair value of these securities at March 31, 2003 is $2,747,823. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

6.   Transactions with Affiliate

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $168,608 and $171,272 for the years ended March 31, 2003 and 2002, respectively. At March 31, 2003, $244,122 is payable to an affiliate of the Managing General Partner for Asset Management Fees. During the years ended March 31, 2003 and 2002, $1,020,000 and $100,000, respectively, were paid out of available cash flow to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2003 and 2002 is $276,321 and $180,236, respectively, that the Fund has incurred for these expenses. As of March 31, 2003, $83,752 is payable to an affiliate of the Managing General Partner for salaries and benefits.

7.   Transfer of Interest in Local Limited Partnership

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes

The following schedules reconcile the reported financial statement net loss for the fiscal years ended March 31, 2003 and 2002 to the net loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2002 and 2001:

                                                                                    2003                 2002
                                                                                --------------     -------------

Net Loss per financial statements                                               $   (1,217,012)    $  (1,409,001)

Equity in losses of Local Limited Partnerships for tax purposes
   in excess of equity in losses for financial reporting purposes                     (107,494)         (230,948)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                        (529,038)         (327,702)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                                           2,998           (35,930)

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                        217,438           475,000

Provision for valuation of advances to Local Limited
   Partnerships for financial reporting purposes                                             -            31,725

Recovery of provision for valuation of advances to Local
   Limited Partnerships for financial reporting purposes                               (49,732)           (9,776)

Bad debt expense recognized for tax purposes                                                 -            (1,776)

Loss on write-off of investments in Local Limited Partnerships
   recognized for tax purposes                                                               -           (17,779)

Other income recognized for tax purposes                                                     -            15,750

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (21,033)          (20,488)

Cash distributions included in net loss for financial reporting purposes                (3,258)           (6,835)
                                                                                --------------     -------------

Net Loss per tax return                                                         $   (1,707,131)    $  (1,537,760)
                                                                                ==============     =============

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2003 and December 31, 2002, respectively are as follows:

                                                            Financial
                                                             Reporting            Tax
                                                             Purposes           Purposes             Differences
                                                           -------------     -------------        ----------------

Investments in Local Limited Partnerships                  $   8,017,868     $   5,406,381        $      2,611,487
                                                           =============     =============        =================
Other assets                                               $   2,497,256     $   7,944,102        $     (5,446,846)
                                                           =============     =============        =================
Liabilities                                                $     358,979     $   1,547,608        $     (1,188,629)
                                                           =============     =============        =================

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $5,672,000 greater than for financial reporting purposes including approximately $1,911,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; ii) the Fund has provided a reserve for valuation of approximately $2,353,000 against its investment in Local Limited Partnerships for financial reporting purposes; iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and iv) due to affiliate for financial reporting purposes at March 31, 2003 is net of $1,020,000 which was paid by the Fund during the three months ended March 31, 2003.

9.   Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Fund will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Fund will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Fund will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $67,092,000 and $56,882,000, respectively. While the Fund's exposure to loss is limited to its equity investment in the Local Limited Partnerships, in the event that such entities are required to be consolidated by the Fund effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Fund as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $1,911,000 at December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Fund's financial statements.