Form 10QSB
period 2003-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2003-08-13
CIK 870815

August 14, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2003 File Number 0-22104



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

For the quarterly period ended         June 30, 2003


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


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003                                         1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2003 and 2002                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2003                         3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2003 and 2002                              4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

Item 3.   Controls and Procedures                                                          11

PART II - OTHER INFORMATION

Items 1-6                                                                                  12

SIGNATURE                                                                                  13



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)



                                  BALANCE SHEET
                                  June 30, 2003

                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     342,735
Marketable securities, at fair value                                                                   208,016
Investments in Local Limited Partnerships (Note 1)                                                   7,669,236
Other investments (Note 2)                                                                           2,150,776
Other assets                                                                                             2,574
     Total Assets                                                                                $  10,373,337

Liabilities and Partners' Equity

Due to affiliates                                                                                $     380,059
Accrued expenses                                                                                        14,956
     Total Liabilities                                                                                 395,015

General, Initial and Investor Limited Partners' Equity                                               9,973,563
Net unrealized gains on marketable securities                                                            4,759
     Total Partners' Equity                                                                          9,978,322
     Total Liabilities and Partners' Equity                                                      $  10,373,337

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                     2003               2002

Revenue:
   Investment                                                                   $       3,309      $       8,473
   Accretion of Original Issue Discount (Note 2)                                       41,112             38,047
   Recovery of provision for valuation of advances
     to Local Limited Partnerships                                                          -             14,295
    Other                                                                              29,522              6,246
  Total Revenue                                                                        73,943             67,061

Expenses:
   Asset management fees, affiliate                                                    45,102             42,044
   Provision for valuation of advances to Local
     Limited Partnerships                                                              29,688                  -
   General and administrative (includes reimbursements
     to an affiliate in the amount of $46,440 and
     $97,789 in 2003 and 2002, respectively)                                           68,951            116,910
   Amortization                                                                         4,513              4,852
       Total Expenses                                                                 148,254            163,806

Loss before equity in losses of Local Limited Partnerships                            (74,311)           (96,745)

Equity in losses of Local Limited Partnerships (Note 1)                              (101,761)          (161,080)

Net Loss                                                                        $    (176,072)     $    (257,825)

Net Loss allocated:
   General Partners                                                             $      (2,172)     $      (2,959)
   Class A Limited Partners                                                          (201,251)          (274,167)
   Class B Limited Partners                                                            27,351             19,301
                                                                                $    (176,072)     $    (257,825)

Net Income (Loss) per Limited Partner Unit:
   Class A Unit (34,643 Units)                                                  $       (5.81)     $        (7.91)
   Class B Unit (3,290 Units)                                                   $        8.31      $        5.87

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)





                                                            Investor      Investor
                                               Initial       Limited       Limited           Net
                                     General   Limited      Partners,     Partners,      Unrealized
                                   Partners    Partner       Class A       Class B         Gains          Totals

Balance at March 31, 2003       $  (236,496) $   5,000    $  7,743,131   $  2,638,000   $     6,510  $   10,156,145

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale        -          -               -             -         (1,751)         (1,751)
   Net Income (Loss)                 (2,172)         -        (201,251)        27,351             -        (176,072)
Comprehensive Income (Loss)          (2,172)         -        (201,251)        27,351        (1,751)       (177,823)

Balance at June 30, 2003        $  (238,668) $   5,000    $  7,541,880   $  2,665,351  $      4,759  $    9,978,322

The accompanying notes are an integral part of these financial statements.


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)




                                                                                    2003                2002

Net cash used for operating activities                                          $     (48,482)     $     (22,491)

Net cash provided by investing activities                                             218,007            431,039

Net increase in cash and cash equivalents                                             169,525            408,548

Cash and cash equivalents, beginning                                                  173,210            139,448

Cash and cash equivalents, ending                                               $     342,735      $     547,996



The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,345,310

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,068,737)                                                     (14,626,619)

Cumulative cash distributions received from Local Limited Partnerships                                (2,491,663)

Investments in Local Limited Partnerships before adjustments                                           9,227,028

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (272,206)

Investments in Local Limited Partnerships before reserve for valuation                                10,052,038

Reserve for valuation of investments in Local Limited Partnerships                                    (2,382,802)

Investments in Local Limited Partnerships                                                          $   7,669,236


For the three months ended June 30, 2003, the Fund advanced $29,688 to one of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2003 is $256,239. For the three months ended June 30, 2003, the Fund has not recognized $157,448 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions have exceeded its total investments in these Local Limited Partnerships. The Fund recognized $2,970 of previously unrecognized losses in the three months ended June 30, 2003.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2003 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,232,379
                                                                                             $   2,150,776

The fair value of these securities at June 30, 2003 is $2,833,162. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At June 30, 2003, the Fund had cash and cash equivalents of $342,735 as compared with $173,210 at March 31, 2003. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities and advances made to one Local Limited Partnership.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2003, on a cash basis, $550,751 of cash, cash equivalents and marketable securities has been designated as Reserves. As of June 30, 2003, net claims against the Reserves total approximately $393,000 making reserves available after claims approximately $158,000.

To date, professional fees relating to various Property issues totaling approximately $441,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2003, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $228,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2003.

Results of Operations

For the three months ended June 30, 2003, the Fund's operations resulted in a net loss of $176,072 as compared to a net loss of $257,825 for the same period in 2002. The decrease in net loss in primary attributable to decreases in equity in losses of Local Limited Partnerships and general and administrative expenses, as well as an increase in other revenue. There effects were partially offset by an increase in provision for valuation of advances to Local Limited Partnerships and a decrease in recovery of provision for valuation of advances between the two periods. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Fund and a change in the estimate of these amounts related to the year ended March 31, 2002 which are being expensed in the three months ended June 30, 2002. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership.

Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in twenty-four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits, net of recapture, of approximately $1,386 per Class A Unit, with approximately $56 and $24 of Tax Credits expected to be generated during 2003 and 2004, respectively. Class B Unit investors have received Tax Credits, net of recapture, of $998 per Limited Partner Unit, with approximately $41 and $18 of Tax Credits expected to be generated during 2003 and 2004, respectively.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the twenty-four Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Period and will formulate disposition strategies with respect to the Fund's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Fund disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

Property Discussions

A majority of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Although the neighborhood in which 45th & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation as of the end of the period covered by this report, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2003          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                 A LIMITED PARTNERSHIP


                                By: Arch Street VIII, Inc.,
                                   its Managing General Partner





                               /s/Jenny Netzer
                               Jenny Netzer
                               Executive Vice President
                               MMA Financial, LLC