Form 10QSB
period 2003-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2003-11-13
CIK 870815

November 14, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2003 File Number 0-22104



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


For the quarterly period ended   September 30, 2003
                               -----------------------------

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

Boston Financial Tax Credit Fund Plus, A Limited Partnership
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Massachusetts                          04-3105699
---------------------------------     ---------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
----------------------------------------------         -------------------
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003                                    1

         Statements of Operations (Unaudited) - For the Three and Six
             Months Ended September 30, 2003 and 2002                                      2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2003                      3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2003 and 2002                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

Item 3.   Controls and Procedures                                                         11

PART II - OTHER INFORMATION

Items 1-6                                                                                 12

SIGNATURE                                                                                 13


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     303,125
Marketable securities, at fair value                                                                   204,426
Investments in Local Limited Partnerships (Note 1)                                                   7,525,053
Other investments (Note 2)                                                                           2,193,150
Other assets                                                                                             2,472
                                                                                                 -------------
     Total Assets                                                                                $  10,228,226
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate                                                                                 $     388,996
Accrued expenses                                                                                        20,801
                                                                                                 -------------
     Total Liabilities                                                                                 409,797
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               9,815,678
Net unrealized gains on marketable securities                                                            2,751
                                                                                                 -------------
     Total Partners' Equity                                                                          9,818,429
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  10,228,226
                                                                                                ==============

   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,      September 30,
                                              2003              2002                   2003               2002
                                         -------------      -------------          ------------       -------------

Revenue:
   Investment                            $       3,261      $       5,662          $      6,570        $     14,135
   Accretion of Original Issue
     Discount (Note 2)                          42,374             39,215                83,486              77,262
   Recovery of provision for
     valuation of advances to
     Local Limited Partnerships                      -                  -                     -              14,295
   Other                                        48,374              1,675                77,896               7,921
                                         -------------      -------------          ------------      --------------
       Total Revenue                            94,009             46,552               167,952             113,613
                                         -------------      -------------          ------------      --------------

Expenses:
   Asset management fees, affiliate             43,302             42,044                88,404              84,088
   Provision for valuation of advances to
     Local Limited Partnerships                      -                  -                29,688                   -
General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $92,718 and
     $173,918 in 2003 and 2002,
     respectively)                              69,409            106,412               138,360             223,322
Amortization                                     4,512              4,853                 9,025               9,705
                                         -------------      -------------          ------------      --------------
Total Expenses                                 117,223            153,309               265,477             317,115
                                         -------------      -------------          ------------      --------------

Loss before equity in losses of Local
   Limited Partnerships                        (23,214)          (106,757)              (97,525)           (203,502)

Equity in losses of Local
   Limited Partnerships (Note 1)              (134,671)          (153,417)             (236,432)           (314,497)
                                         -------------      -------------          ------------      --------------

Net Loss                                 $    (157,885)     $    (260,174)         $   (333,957)     $     (517,999)
                                         =============      =============          ============      ==============

Net Loss allocated:
   General Partners                      $      (2,002)     $      (2,994)         $     (4,174)     $       (5,953)
   Class A Limited Partners                   (185,569)          (277,425)             (386,820)           (551,592)
   Class B Limited Partners                     29,686             20,245                57,037              39,546
                                         -------------      -------------          ------------      --------------
                                         $    (157,885)     $    (260,174)         $  (333,957)      $   (517,999)
                                         =============      =============          =============     =============
Net Income (Loss) per Limited
   Partner Unit:
     Class A Unit (34,643 Units)         $       (5.36)     $       (8.01)         $     (11.17)     $       (15.92)
                                         =============      =============          ============      ==============
     Class B Unit (3,290 Units)          $        9.03      $        6.15          $      17.34      $        12.02
                                         =============      =============          ============      ==============

   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)





                                                          Investor       Investor
                                             Initial      Limited        Limited        Net
                                   General   Limited      Partners,      Partners,      Unrealized
                                   Partners  Partner      Class A        Class B        Gains          Totals
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at March 31, 2003       $  (236,496) $   5,000    $  7,743,131   $  2,638,000   $     6,510  $   10,156,145
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale         -         -               -              -        (3,759)         (3,759)
   Net Income (Loss)                 (4,174)         -        (386,820)        57,037             -        (333,957)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)          (4,174)         -        (386,820)        57,037        (3,759)       (337,716)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at September 30, 2003   $  (240,670) $   5,000    $  7,356,311   $  2,695,037  $      2,751  $    9,818,429
                                ===========  =========    ============   ============  ============  ==============


   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)




                                                                                    2003                2002
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (141,928)     $     (89,817)

Net cash provided by investing activities                                             271,843             68,302
                                                                                -------------      -------------
Net increase (decrease) in cash and cash equivalents                                  129,915            (21,515)

Cash and cash equivalents, beginning                                                  173,210            139,448
                                                                                -------------      -------------
Cash and cash equivalents, ending                                               $     303,125      $     117,933
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships

   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,345,310

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,243,358)                                                     (14,714,040)

Cumulative cash distributions received from Local Limited Partnerships                                (2,543,913)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                           9,087,357

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (276,718)
                                                                                                   -------------

Investments in Local Limited Partnerships before reserve for valuation                                 9,907,855

Reserve for valuation of investments in Local Limited Partnerships                                    (2,382,802)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   7,525,053
                                                                                                   =============

For the six months ended September 30, 2003, the Fund advanced $29,688 to one of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2003 is $518,281. For the six months ended September 30, 2003, the Fund has not recognized $281,849 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions have exceeded its total investments in these Local Limited Partnerships.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30, 2003 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,274,753
                                                                                             -------------
                                                                                             $   2,193,150


The fair value of these securities at September 30, 2003 is $2,808,602. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At September 30, 2003, the Fund had cash and cash equivalents of $303,125 as compared with $173,210 at March 31, 2003. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities and advances made to one Local Limited Partnership.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2003, on a cash basis, $507,551 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2003, net claims against the Reserves total approximately $407,000 making reserves available after claims approximately $100,000.

To date, professional fees relating to various Property issues totaling approximately $441,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2003, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $271,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2003.

Results of Operations

Three Month Period

For the three months ended September 30, 2003, the Fund's operations resulted in a net loss of $157,885 as compared to a net loss of $260,174 for the same period in 2002. The decrease in net loss is primarily attributable to decreases in general and administrative expenses and equity in losses of Local Limited Partnerships, and an increase in other revenue. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Fund and a change in the estimate of these amounts related to the year ended March 31, 2002 which were expensed in the three months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The increase in other revenue is primarily attributable to an increase in distributions from Local Limited Partnerships with carrying values of zero.

Six Month Period

For the six months ended September 30, 2003, the Fund's operations resulted in a net loss of $333,957 as compared to a net loss of $517,999 for the same period in 2002. The decrease in net loss in primarily attributable to decreases in general and administrative expenses and equity in losses of Local Limited Partnerships, as well as an increase in other revenue. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Fund and a change in the estimate of these amounts related to the year ended March 31, 2002 which are being expensed in the six months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The increase in other revenue is primarily attributable to an increase in distributions from Local Limited Partnerships with carrying values of zero.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the twenty-four Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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

Property Discussions

A majority of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, although the neighborhood in which 45th & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, due to concerns over the long-term financial health of Primrose, Phoenix Housing and Sycamore, located in Grand Forks, North Dakota, Moorhead, Minnesota and Sioux Falls, South Dakota, respectively, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. All three Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in the three Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the three Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. The Managing General Partner had the right to transfer the Fund's remaining interests after September 1, 2001.

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

As previously reported, as a result of concerns regarding the then existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur in 2004. Currently, the Property is experiencing stabilized operations.

Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2003          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                   A LIMITED PARTNERSHIP

                                   By: Arch Street VIII, Inc.,
                                   its Managing General Partner





                                   /s/Jenny Netzer
                                   Jenny Netzer
                                   Executive Vice President
                                   MMA Financial, LLC