Form 10QSB
period 2003-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2004-02-12
CIK 870815

February 12, 2004

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2003 File Number 0-22104



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


For the quarterly period ended                  December 31, 2003
                                       ---------------------------------------


                                                        OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


     Commission file number 0-22104

Boston Financial Tax Credit Fund Plus,  A Limited Partnership
---------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


                   Massachusetts                           04-3105699
-----------------------------------------------     --------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


   101 Arch Street, Boston, Massachusetts                    02110-1106
----------------------------------------------            -----------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code              (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2003                                     1

         Statements of Operations (Unaudited) - For the Three and Nine
             Months Ended December 31, 2003 and 2002                                       2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2003                      3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2003 and 2002                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

Item 3.   Controls and Procedures                                                          11

PART II - OTHER INFORMATION

Items 1-6                                                                                  12

SIGNATURE                                                                                  13



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     688,928
Marketable securities, at fair value                                                                   102,317
Investments in Local Limited Partnerships (Note 1)                                                   6,490,768
Other investments (Note 2)                                                                           2,236,360
Due from affiliate                                                                                      29,562
Other assets                                                                                             2,018
                                                                                                 -------------
     Total Assets                                                                                $   9,549,953
                                                                                                 ==============

Liabilities and Partners' Equity

Accrued expenses                                                                                 $      26,688
                                                                                                 -------------
     Total Liabilities                                                                                  26,688
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               9,522,773
Net unrealized gains on marketable securities                                                              492
                                                                                                 -------------
     Total Partners' Equity                                                                          9,523,265
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   9,549,953
                                                                                                 =============

 The accompanying notes are an integral part of these financial statements.


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              2003              2002                   2003               2002
                                         -------------      -------------          ------------      --------------

Revenue:
   Investment                            $       4,259      $       5,270          $     10,829        $     19,405
Accretion
of Original Issue
     Discount (Note 2)                          43,210             39,989               126,696             117,251
   Recovery of provision for
     valuation of advances to
     Local Limited Partnerships                      -                  -                     -              14,295
   Other                                        39,692              2,292               117,588              10,213
                                         -------------      -------------          ------------      --------------
       Total Revenue                            87,161             47,551               255,113             161,164
                                         -------------      -------------          ------------      --------------

Expenses:
   Asset management fees, affiliate             43,302             42,045               131,706             126,133
   Provision for valuation of advances to
     Local Limited Partnerships                      -                  -                29,688                   -
   Provision for valuation of investments
     in Local Limited Partnerships             254,348                  -               254,348                   -
   General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $141,287 and
     $191,956 in 2003 and 2002, respectively)   72,846             56,287               211,206             279,609
   Amortization                                  3,372              4,853                12,397              14,558
                                         -------------      -------------          ------------      --------------
Total Expenses                                 373,868            103,185               639,345             420,300
                                         -------------      -------------          ------------      --------------

Loss before equity in losses of Local
   Limited Partnerships                       (286,707)           (55,634)             (384,232)           (259,136)

Equity in losses of Local
   Limited Partnerships (Note 1)                (6,198)          (159,255)             (242,630)           (473,752)
                                         -------------      -------------          ------------      --------------

Net Loss                                 $    (292,905)     $    (214,889)         $   (626,862)     $     (732,888)
                                         =============      =============          ============      ==============
Net Loss allocated:
   General Partners                      $      (3,362)     $      (2,548)         $     (7,536)     $       (8,501)
   Class A Limited Partners                   (311,457)          (236,181)             (698,277)           (787,773)
   Class B Limited Partners                     21,914             23,840                78,951              63,386
                                         -------------      -------------          ------------      --------------
   $ (292,905)                           $    (214,889)     $    (626,862)         $   (732,888)
   ==========                            =============      =============          ============

Net Income (Loss) per Limited
   Partner Unit:
     Class A Unit (34,643 Units)         $       (8.99)     $       (6.82)         $     (20.16)     $       (22.74)
                                         =============      =============          ============      ==============
     Class B Unit (3,290 Units)          $        6.66      $        7.25          $      24.00      $        19.27
                                         =============      =============          ============      ==============



 The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)





                                                            Investor      Investor
                                               Initial       Limited       Limited           Net
                                     General   Limited      Partners,     Partners,      Unrealized
                                   Partners       Partner    Class A       Class B         Gains          Totals
                                -------------     --------   ---------     ----------      -------       ---------------

Balance at March 31, 2003       $  (236,496) $   5,000    $  7,743,131   $  2,638,000   $     6,510  $   10,156,145
                                -----------  ---------    ------------   ------------   -----------  --------------=

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale        -          -              -             -         (6,018)          (6,018)
   Net Income (Loss)                 (7,536)         -        (698,277)        78,951             -        (626,862)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)          (7,536)         -        (698,277)        78,951        (6,018)       (632,880)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at December 31, 2003    $  (244,032) $   5,000    $  7,044,854   $  2,716,951  $        492  $    9,523,265
                                ===========  =========    ============   ============  ============  ==============

 The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)




                                                                                    2003                2002
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (627,142)     $    (113,943)
Net cash provided by investing activities                                           1,142,860            475,826
                                                                                -------------      -------------   -

Net increase in cash and cash equivalents                                             515,718            361,883

Cash and cash equivalents, beginning                                                  173,210            139,448
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     688,928      $     501,331
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,345,310

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,429,880)                                                     (14,720,238)

Cumulative cash distributions received from Local Limited Partnerships                                (3,314,280)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                           8,310,792

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (280,090)
                                                                                                   -------------

Investments in Local Limited Partnerships before reserve for valuation                                 9,127,918

Reserve for valuation of investments in Local Limited Partnerships                                    (2,637,150)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   6,490,768
                                                                                                   =============

For the nine months ended December 31, 2003, the Fund advanced $29,688 to one of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2003 is $711,001. For the nine months ended December 31, 2003, the Fund has not recognized $468,371 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions have exceeded its total investments in these Local Limited Partnerships.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2003 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,317,963
                                                                                             -------------
                                                                                             $   2,236,360

The fair value of these securities at December 31, 2003 is $2,783,021. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At December 31, 2003, the Fund had cash and cash equivalents of $688,928 as compared with $173,210 at March 31, 2003. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and maturities of marketable securities, partially offset by cash used for operating activities and advances made to one Local Limited Partnership.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2003, $791,245 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $441,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2003, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2003.

Results of Operations

Three Month Period

For the three months ended December 31, 2003, the Fund's operations resulted in a net loss of $292,905 as compared to a net loss of $214,889 for the same period in 2002. The increase in net loss is primarily attributable to the current year provision for valuation of investments in Local Limited Partnerships that was recorded to reflect the estimated net realizable value decline of certain investments. This was partially offset by a decrease in equity in losses of Local Limited Partnerships due to an increase in unrecognized losses by the Fund for Local Limited Partnerships with carrying values of zero.

Nine Month Period

For the nine months ended December 31, 2003, the Fund's operations resulted in a net loss of $626,862 as compared to a net loss of $732,888 for the same period in 2002. The decrease in net loss in primarily attributable to a decrease in equity in losses of Local Limited Partnerships, as well as an increase in other revenue. These effects were partially offset by an increase in provision for valuation of investments in Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund for Local Limited Partnerships with carrying values of zero. The increase in other revenue is primarily attributable to an increase in distributions from Local Limited Partnerships with carrying values of zero. The increase in provision for valuation of Local Limited Partnerships is the result of the Fund recording a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value decline of these investments.

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

As previously reported, although the neighborhood in which 45th & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue and debt service coverage and working capital are below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations.

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

As previously reported, with regard to Sycamore and Primrose, the Fund will retain its full share of Tax Credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest subsequent to the Compliance Period expiring on December 31, 2003. With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective February 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount. Because of its diluted interest in the Local Limited Partnership, the Fund will not receive a material amount of the Property's Tax Credits subsequent to February 1, 2000. Instead, the Fund will receive cash from the Local Limited Partnership in the approximate amount of the Property's Tax Credits that it would have received had its interest in the Property not been diluted.

As previously reported, as a result of concerns regarding the then existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2004. Currently, the Property is experiencing stabilized operations.

Other Development

During the period ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 2004               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                        A LIMITED PARTNERSHIP


                                        By: Arch Street VIII, Inc.,
                                        its Managing General Partner





                                          /s/Jenny Netzer
                                          Jenny Netzer
                                          Executive Vice President
                                          MMA Financial, LLC