Form 10KSB
period 2004-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2004-06-29
CIK 870815

June 30, 2004





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2004 File Number 0-22104


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

For the fiscal year ended            March 31, 2004
                          -----------------------------------------------------


                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to


  Commission file number 0-22104

         Boston Financial Tax Credit Fund Plus, A Limited Partnership

        (Exact name of registrant as specified in its charter)

                   Massachusetts                       04-3105699
---------------------------------------------     ---------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

   101 Arch Street, Boston, Massachusetts             02110-1106
----------------------------------------------     ---------------------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code      (617) 439-3911
                                                      ------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange on
          Title of each class                  which registered
          -------------------                 -------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                           $37,933,000 as of March 31, 2004
                                           --------------------------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12


          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


                                                                           Page No.

PART I

       Item 1       Business                                                    K-3
       Item 2       Properties                                                  K-5
       Item 3       Legal Proceedings                                           K-12
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                            K-12

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                             K-12
       Item 6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               K-12
       Item 7       Financial Statements and Supplementary Data                 K-17
       Item 8       Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure K-17

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                           K-17
       Item 10      Management Remuneration                                     K-18
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                       K-18
       Item 12      Certain Relationships and Related Transactions              K-18
       Item 13      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                         K-20


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

The Fund originally invested as a limited partner in twenty-nine limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The investment objectives of the Fund include the following: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investments objectives, along with the risk in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

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



                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


      Properties owned by                                                               Date Interest
Local Limited Partnerships                               Location                         Acquired

     Leatherwood (formerly Village Oaks)(1)          Yoakum, TX                           12/23/91
     Tamaric(1)                                      Cedar Park, TX                       12/23/91
     Northwest(1)                                    Georgetown, TX                       12/23/91
     Pilot House                                     Newport News, VA                     02/25/92
     Jardines de Juncos                              Juncos, PR                           04/14/92
     Livingston Arms                                 Poughkeepsie, NY                     05/01/92
     Broadway Tower                                  Revere, MA                           06/02/92
     45th & Vincennes                                Chicago, IL                          06/26/92
     Phoenix Housing                                 Moorhead, MN                         07/06/92
     Cottages of Aspen                               Oakdale, MN                          07/02/92
     Long Creek Court                                Kittrell, NC                         07/01/92
     Atkins Glen                                     Stoneville, NC                       07/01/92
     Tree Trail                                      Gainesville, FL                      10/30/92
     Meadow Wood                                     Smyrna, TN                           10/30/92
     Primrose                                        Grand Forks, ND                      12/09/92
     Sycamore                                        Sioux Falls, SD                      12/17/92
     Preston Place                                   Winchester, VA                       12/21/92
     Kings Grant Court                               Statesville, NC                      12/23/92
     Chestnut Plains                                 Winston-Salem, NC                    12/24/92
     Bancroft Court(1)                               Toledo, OH                           12/31/92
     Capitol Park(1)                                 Oklahoma City, OK                    02/10/93
     Hudson Square                                   Baton Rouge, LA                      03/08/93
     Walker Woods II                                 Dover, DE                            06/11/93
     Vista Villa                                     Saginaw County, MI                   08/04/93
     Metropolitan                                    Chicago, IL                          08/19/93
     Carolina Woods II                               Greensboro, NC                       10/11/93
     Linden Square                                   Genesee County, MI                   10/29/93
     New Garden Place                                Gilmer, NC                           06/24/94
     Findley Place                                   Minneapolis, MN                      07/15/94

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2004, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Tree Trail Apartments, A Limited Partnership and Meadow Wood Townhomes, A Limited Partnership, representing 14.60%, have Flournoy Development Company as Local General Partners; (ii) Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, Kings Grant Court Limited Partnership and Chestnut Plains Limited Partnership, representing 5.20%, have Regency Investment Assoc. Inc. as Local General Partners; (iii) Phoenix Housing, L.P., Dakota Square Manor Limited Partnership and Duluth Limited Partnership II, representing 6.87%, have MetroPlains Acquisition Corporation as Local General Partners; and (iv) Pilot House Associates, L.P. and Preston Place Associates, L.P., representing 18.36%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VI Limited Partnership. The Fund, which does not have any employees, reimburses MMA Financial, LLC ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

Item 2.  Properties

The Fund owns limited partnership interests in twenty-four Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Phoenix Housing, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 0.2%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%.

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

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; and iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Fund.




                                                     Capital Contributions
Local Limited Partnership      Number            Total committed  Paid through  Mtge. loans payable                     Occupancy
Property Name                  of               at March 31,        March 31,     at December 31,      Type of        at March 31,
Property Location            Apt. Units               2004            2004             2003            Subsidy*           2004
--------------------------- --------------    --------------------  ------------------------------     ---------  ----------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)(1)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD.
 (1)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing
   Associates, LTD. (1)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA               132                $2,479,708         $2,479,708 $4,035,547                 None             100%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                      60                   604,781            604,781  2,581,374                 FmHA             100%





                                                  Capital Contributions
Local Limited Partnership     Number            Total committed   Paid through  Mtge. Loans payable                     Occupancy
Property Name                  of               at March 31,        March 31,     at December 31,         Type of    at March 31,
Property Location          Apt. Units               2004              2004             2003               Subsidy*        2004
------------------------- -------------    ------------------- ----------------- ---------------------   ---------- ---------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY               25                 1,114,686           1,114,686    389,183                 None              96%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                     92                 2,350,000           2,350,000  5,262,109               Section 8           99%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                   40                   457,810             457,810  2,124,855               Section 8          100%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                   114                 1,027,333           1,027,333  4,375,000                 None              92%

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                    19                   689,080             689,080    586,143               Section 8           74%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                   14                   120,476             120,476    542,950                 FmHA              86%




                                                Capital Contributions
Local Limited Partnership   Number            Total committed     Paid through  Mtge. loans payable                    Occupancy
Property Name                of               at March 31,         March 31,     at December 31,      Type of          at March 31,
Property Location          Apt. Units               2004              2004           2003             Subsidy*            2004
------------------------- --------------    --------------------- --------------------------------    ----------   ---------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                24                   205,574              205,574    943,512                 FmHA             100%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL               108                 2,060,143           2,060,143  2,519,564                 None              89%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                    88                 1,742,671            1,742,671  2,429,317                 None              97%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND               48                   674,557              674,557  1,023,127                 None              96%

Duluth Limited Partnership II
Sycamore
Sioux Falls, SD               48                   657,000              657,000  1,217,658                 None              88%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                120                 2,300,000           2,300,000  3,946,705                 None             100%






                                                    Capital Contributions
Local Limited Partnership   Number            Total committed      Paid through  Mtge. loans payable                     Occupancy
Property Name                of               at March 31,           March 31,    at December 31,         Type of     at March 31,
Property Location         Apt. Units               2004                2004           2003               Subsidy*         2004
------------------------- --------------    ------------------ ----------------- --------------------- -----------  ---------------

Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC               36                   708,530              708,530  838,830                 None             100%

Chestnut Plains Limited
     Partnership
Chestnut Plains
Winston-Salem, NC             24                   319,810              319,810  548,204                 None              54%

Prince Hall Housing Associates,
     Limited Partnership (1)
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
     Partnerships (1)
Bankcroft Court
Toledo, OH

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA               82                   554,670              554,670  475,127               Section 8          100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                     19                   591,429              591,429  849,754                 None             100%





                                               Capital Contributions
Local Limited Partnership   Number            Total committed      Paid through Mtge. loans payable                     Occupancy
Property Name                of               at March 31,          March 31,    at December 31,       Type of        at March 31,
Property Location          Apt. Units               2004               2004          2003              Subsidy*            2004
------------------------- ---------------    ------------------ ---------------- -------------------   ----------  ---------------

Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI           100                 1,204,762            1,204,762  3,584,407                 None              95%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                  69                 2,139,159             2,139,159  1,876,131               Section 8           83%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC               40                   750,238               750,238   755,508                 None              80%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI           120                 1,299,774            1,299,774  4,237,991                 None              99%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                   76                 1,269,794             1,269,794  2,190,543                 None              99%







                                                Capital Contributions
Local Limited Partnership   Number            Total committed     Paid through  Mtge. loans payable                    Occupancy
Property Name                of               at March 31,         March 31,     at December 31,         Type of     at March 31,
Property Location         Apt. Units               2004              2004          2003                  Subsidy*        2004
---------------------   --------------    --------------------- --------------- ----------------------   --------     -----------

Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place
Minneapolis, MN            89                   716,000                716,000     4,320,000                 None             100%
                          ----              ------------           ------------  ------------
                         1,587              $ 26,037,985           $ 26,037,985  $51,653,539
                         ======              ============           ============ ===========

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

As of March 31, 2004, there were 1,903 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. To date, the Fund has made no cash distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

Executive Level Overview

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, Treasury STRIPS. The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VI Limited Partnership, a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner.

The Fund's investment portfolio consists of limited partnership interests in twenty-four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits, net of recapture, of approximately $1,443 per Class A Unit, with approximately $27 of Tax Credits expected to be generated during 2004, with immaterial amounts expected from 2005 through 2010. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,038 per Limited Partner Unit, with approximately $19 of Tax Credits expected to be generated during 2004, with immaterial amounts expected from 2005 through 2010.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the twenty-four Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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

Other Development

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Fund's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Fund of certain Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnership was a VIE and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($5,910,776 at March 31, 2004).

Liquidity and capital resources

At March 31, 2004, the Fund had cash and cash equivalents of $768,959, as compared to $173,210 at March 31, 2003. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and maturities of marketable securities, partially offset by cash used for operating activities and advances made to one Local Limited Partnership.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2004, $770,573 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $441,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2004, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on going operations. Reserves may be used to fund Fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $8,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2004. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

For the year ended March 31, 2004, the Fund's operations resulted in a net loss of $1,298,145 as compared to a net loss of $1,217,012 for the same period in 2003. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships, a decrease in recovery of provision for valuation of advances to Local Limited Partnerships and an increase in provision for valuation of advances to Local Limited Partnerships. These effects were partially offset by decreases in equity in losses of Local Limited Partnerships and general and administrative expenses, as well as an increase in other revenue. The increase in provision for valuation of investments in Local Limited Partnerships is the result of the Fund recording a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the Managing General Partner for administrative expenses necessary for the operation of the Fund. The increase in other revenue relates to the timing of distributions received by the Fund from Local Limited Partnerships.

Low-income housing tax credits

The 2003 Tax Credits per Unit were $55.79 and $40.17 for Class A Unit and Class B Unit investors, respectively. The 2002 Tax Credits per Unit were $107.40 and $77.32 for Class A Unit and Class B Unit investors, respectively.

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

As previously reported, due to concerns over the long-term financial health of Primrose, Phoenix Housing and Sycamore, located in Grand Forks, North Dakota, Moorhead, Minnesota and Sioux Falls, South Dakota, respectively, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. All three Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in the three Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the three Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. The Managing General Partner had the right to transfer the Fund's remaining interests after December 1, 2001.

As previously reported, with regard to Sycamore and Primrose, the Fund will retain its full share of Tax Credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest subsequent to the Compliance Period, which expired on December 31, 2003. With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective February 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount. Because of its diluted interest in the Local Limited Partnership, the Fund will not receive a material amount of the Property's Tax Credits subsequent to February 1, 2000. Instead, the Fund will receive cash from the Local Limited Partnership in the approximate amount of the Property's Tax Credits that it would have received had its interest in the Property not been diluted.

As previously reported, as a result of concerns regarding the then existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner had the right to put the Fund's remaining interest to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2004. Currently, the Property is experiencing stabilized operations.

New Garden Place, located in Gilmer, North Carolina, has enjoyed strong operations for the past several years. In early 2004, the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage that lowered the interest rate and will increase the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2004 and 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA Financial, LLC. The Managing General Partner was incorporated in December, 1990. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                          Position

Jenny Netzer                Executive Vice President, Tax Credit Equity Group
Michael H. Gladstone        Principal, Member

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

Jenny Netzer, age 48, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University.




Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2004, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

                                                         Amount
 Title of             Name and Address of             Beneficially
   Class                Beneficial Owner                  Owned                 Percent of Class
----------          ------------------------       --------------------         --------------------

Limited             Everest Tax Credit Investors     2,705.5 Units                         7%
Partner             155 North Lake Avenue
                    Suite 1000
                    Pasadena, CA  91101

The equity securities registered by the Fund under Section 12(g) of the Act of 1934 consist of 100,000 Units, 37,933 (34,643 Class A Units and 3,290 Class B Units) of which have been sold to the public. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated June 15, 1993, which is herein incorporated by reference. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VI L.P. owns five (unregistered) Units not included in the 37,933 Units sold to the public. Additionally, ten registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $700 and a total purchase price of $9,300.

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street VI L.P., MMA Financial, LLC nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2004 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2004 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of Gross Proceeds. $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2004.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and were reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2004.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2004 are as follows:

                                            2004            2003
                                          -----------    -----------

       Asset management fees              $   175,831    $   168,608

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2004 are as follows:

                                                    2004            2003
                                                  ---------    -----------

  Salaries and benefits expense reimbursements $   215,939    $   276,321

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2004.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates for the two years ended March 31, 2004 is presented in Note 6 to the Financial Statements.



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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.

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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                           Date:    June 30, 2004
           ---------------------------------------         -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                          Date:    June 30 , 2004
           ---------------------------------------          --------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



     By:   /s/Michael H. Gladstone                  Date:   June 30, 2004
           -----------------------------                    -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004


INDEX

                                                                               Page No.


Report of Independent Registered Public Accounting Firm                         F-2
     For the years ended March 31, 2004 and 2003

Financial Statements:

     Balance Sheet - March 31, 2004                                              F-3

     Statements of Operations - For the years ended
       March 31, 2004 and 2003                                                   F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2004 and 2003                               F-5

     Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                                   F-6

     Notes to the Financial Statements                                           F-7



             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Tax Credit Fund Plus, A Limited Partnership (the "Fund") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $5,910,776 at March 31, 2004, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(535,656) and $(726,958) for the years ended March 31, 2004 and 2003, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 24, 2004

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)





                                 BALANCE SHEET
                                 March 31, 2004



Assets

Cash and cash equivalents                                                                        $     768,959
Marketable securities, at fair value (Note 3)                                                            1,614
Investments in Local Limited Partnerships (Note 4)                                                   5,910,776
Other investments (Note 5)                                                                           2,279,818
Other assets                                                                                               137
                                                                                                 -------------
     Total Assets                                                                                $   8,961,304
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate (Note 6)                                                                        $      89,215
Accrued expenses                                                                                        20,588
                                                                                                 -------------
     Total Liabilities                                                                                 109,803
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               8,851,490
Net unrealized gains on marketable securities                                                               11
                                                                                                 -------------
     Total Partners' Equity                                                                          8,851,501
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   8,961,304
                                                                                                 =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                               2004              2003
                                                                         -------------       -------------
Revenue:
   Investment                                                            $      12,969       $      23,176
   Accretion of Original Issue Discount (Note 5)                               170,154             157,141
   Recovery of provision for valuation of advances
     to Local Limited Partnerships (Note 4)                                          -              49,732
   Other                                                                       100,073              71,091
                                                                         -------------       -------------
     Total Revenue                                                             283,196             301,140
                                                                         -------------       -------------

Expenses:
   Asset management fees, affiliate (Note 6)                                   175,831             168,608
   Provision for valuation of advances to Local
     Limited Partnerships (Note 4)                                              29,688                   -
   Provision for valuation of investments in Local
     Limited Partnerships (Note 4)                                             520,042             217,438
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $215,939 and $276,321 in 2004 and 2003,
    respectively) (Note 6)                                                     304,946             386,282
   Amortization                                                                 15,178              18,866
                                                                         -------------       -------------
     Total Expenses                                                          1,045,685             791,194
                                                                         -------------       -------------

Loss before equity in losses of Local Limited
   Partnerships                                                               (762,489)           (490,054)

Equity in losses of Local Limited Partnerships (Note 4)                       (535,656)           (726,958)
                                                                         -------------       -------------

Net Loss                                                                 $  (1,298,145)      $  (1,217,012)
                                                                         =============       =============
Net Loss allocated:
   General Partners                                                      $     (14,683)      $     (13,742)
   Class A Limited Partners                                                 (1,360,585)         (1,273,345)
   Class B Limited Partners                                                     77,123              70,075
                                                                         -------------       -------------
                                                                         $  (1,298,145)      $  (1,217,012)
                                                                         =============       =============
Net Income (Loss) per Limited Partner Unit:
   Class A Unit (34,643 Units)                                           $      (39.27)      $      (36.76)
                                                                         =============       =============
   Class B Unit (3,290 Units)                                            $       23.44       $       21.30
                                                                         =============       =============
The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2004 and 2003




                                                            Investor      Investor
                                               Initial       Limited       Limited           Net
                                   General     Limited      Partners,     Partners,      Unrealized
                                   Partners    Partner       Class A       Class B         Gains          Totals
                                ------------  --------      ---------     ----------      -------       ---------------

Balance at March 31, 2002       $  (222,754) $   5,000    $  9,016,476   $  2,567,925   $    10,767  $   11,377,414
                                -----------  ---------    ------------   ------------   -----------  --------------=

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale       -           -              -              -         (4,257)         (4,257)
   Net Income (Loss)                (13,742)         -      (1,273,345)        70,075             -      (1,217,012)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)         (13,742)         -      (1,273,345)        70,075        (4,257)     (1,221,269)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at March 31, 2003          (236,496)     5,000       7,743,131      2,638,000         6,510      10,156,145
                                -----------  ---------    ------------   ------------   -----------  --------------=

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale       -           -              -              -        (6,499)         (6,499)
   Net Income (Loss)                (14,683)         -      (1,360,585)        77,123             -      (1,298,145)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)         (14,683)         -      (1,360,585)        77,123        (6,499)     (1,304,644)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at March 31, 2004       $  (251,179) $   5,000    $  6,382,546   $  2,715,123   $        11  $    8,851,501
                                ===========  =========    ============   ============   ===========  ===============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)





                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003




                                                                                    2004              2003
                                                                                -------------    -------------

Cash flows from operating activities:
   Net Loss                                                                     $  (1,298,145)   $  (1,217,012)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in losses of Local Limited Partnerships                                   535,656          726,958
     Provision for valuation of advances to Local Limited
       Partnerships                                                                    29,688                -
     Recovery of provision for valuation of advances to
       Local Limited Partnerships                                                           -          (49,732)
     Provision for valuation of investments in
       Local Limited Partnerships                                                     520,042          217,438
     Accretion of Original Issue Discount                                            (170,154)        (157,141)
     Amortization                                                                      15,178           18,866
     Net gain on maturities of marketable securities                                     (800)          (3,134)
     Cash distributions included in net loss                                          (64,883)         (62,323)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                     2,396            4,922
       Due to affiliate                                                              (238,659)        (925,881)
Accrued expenses                                                                      (10,517)           1,181
                                                                                -------------    -------------
Net cash used for operating activities                                               (680,198)      (1,445,858)
                                                                                -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                       -         (400,086)
   Proceeds from maturities of marketable securities                                  204,536          687,858
   Advances to Local Limited Partnerships                                             (29,688)               -
   Reimbursement of advances to Local Limited Partnerships                                  -           60,532
   Cash distributions received from Local
     Limited Partnerships                                                           1,101,099        1,131,316
                                                                                -------------    -------------
Net cash provided by investing activities                                           1,275,947        1,479,620
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                             595,749           33,762

Cash and cash equivalents, beginning of year                                          173,210          139,448
                                                                                -------------    -------------

Cash and cash equivalents, end of year                                          $     768,959    $     173,210
                                                                                =============    =============




The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)



                       NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Partnership's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VI Limited Partnership, a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of MMA Financial, LLC ("MMA"). The fiscal year of the Fund ends on March 31.

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2004, the Managing General Partner has designated $770,573 of cash, cash equivalents and marketable securities as such Reserves.

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

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

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

The Fund may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Fund assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2003 and 2002.

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

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Fund's ability to recover its carrying value. If an other then temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross          Gross
                                                              Unrealized    Unrealized          Fair
                                                  Cost           Gains         Losses          Value

Mortgage backed securities                     $     1,603    $        11   $         -      $     1,614
                                               -----------    -----------   -----------      -----------

Marketable securities
   at March 31, 2004                           $     1,603    $        11   $         -      $     1,614
                                               ===========    ===========   ===========      ===========


                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Marketable Securities (continued)

The contractual maturities at March 31, 2004 are as follows:

                                                                                                Fair
                                                                               Cost             Value

Mortgage backed securities                                                 $     1,603       $     1,614
                                                                           ===========       ===========-

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $205,000 and $688,000 during the years ended March 31, 2004 and 2003, respectively. Included in investment income are gross gains of $849 and $3,303 and gross losses of $49 and $169 that were realized on the maturities during the years ended March 31, 2004 and 2003, respectively.

4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in twenty-four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Phoenix Housing, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 0.2%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,345,310

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,348,914)                                                     (14,998,889)

Cumulative cash distributions received from Local Limited Partnerships                                (3,347,146)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                           7,999,275

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (282,871)
                                                                                                   -------------

Investments in Local Limited Partnerships before impairment allowance                                  8,813,620

Impairment allowance on investments in Local Limited Partnerships                                     (2,902,844)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   5,910,776
                                                                                                   =============

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

For the year ended March 31, 2004, the Fund advanced $29,688 to one of the Local Limited Partnerships, all of which was impaired. The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2003 and 2002 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                    2003                2002
                                                                                -------------      -------------
Assets:
   Investment property, net                                                     $  58,499,842      $  60,864,159
   Other assets                                                                     6,242,738          6,227,549
                                                                                -------------      -------------
     Total Assets                                                               $  64,742,580      $  67,091,708
                                                                                =============      =============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                       $  51,653,539      $  51,076,163
   Other liabilities                                                                6,159,015          5,805,642
                                                                                -------------      -------------
     Total Liabilities                                                             57,812,554         56,881,805
                                                                                -------------      -------------

Fund's Equity                                                                       4,747,055          7,705,931
Other partners' equity                                                              2,182,971          2,503,972
                                                                                -------------      -------------
     Total Partners' Equity                                                         6,930,026         10,209,903
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  64,742,580      $  67,091,708
                                                                                =============      =============

Summarized Income Statements - for the years ended December 31,
                                                                                    2003                2002
                                                                                -------------      -------------

Rental and other revenue                                                        $  11,469,959      $  11,290,796
                                                                                -------------      -------------

Expenses:
   Operating                                                                        6,721,342          6,429,585
   Interest                                                                         2,928,879          3,190,901
   Depreciation and amortization                                                    2,806,093          2,974,490
                                                                                -------------      -------------
     Total Expenses                                                                12,456,314         12,594,976
                                                                                -------------      -------------

Net Loss                                                                        $    (986,355)     $  (1,304,180)
                                                                                =============      =============

Fund's share of Net Loss                                                        $    (908,686)     $  (1,255,996)
                                                                                =============      =============
Other partners' share of Net Loss                                               $     (77,669)     $     (48,184)
                                                                                =============      =============

For the years ended March 31, 2004 and 2003, the Fund has not recognized $406,874 and $534,930, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $33,844 and $5,892 were included in losses recognized in the years ended March 31, 2004 and 2003, respectively.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

The Fund's equity as reflected by the Local Limited Partnerships of $4,747,055 differs from the Fund's investments in Local Limited Partnerships before adjustments of $7,999,275 primarily due to: i) cumulative unrecognized losses as described above; ii) advances to Local Limited Partnerships which the Fund included in investments in Local Limited Partnerships and; iii) differences in the accounting treatment of miscellaneous items.

5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2004 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $   918,397
   Accumulated accretion of
     Original Issue Discount                                                                   1,361,421
                                                                                             ------------
                                                                                             $ 2,279,818

The fair value of these securities at March 31, 2004 is $2,875,212. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

6.   Transactions with Affiliate

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $175,831 and $168,608 for the years ended March 31, 2004 and 2003, respectively. At March 31, 2004, $476 is reimbursable from an affiliate of the Managing General Partner for Asset Management Fees. During the years ended March 31, 2004 and 2003, $420,429 and $1,020,000, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2004 and 2003 is $215,939 and $276,321, respectively, that the Fund has incurred for these expenses. As of March 31, 2004, $89,691 is payable to an affiliate of the Managing General Partner for salaries and benefits.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)



7.   Federal Income Taxes

The following schedules reconcile the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                    2004                 2003
                                                                                --------------     -------------

Net Loss per financial statements                                               $   (1,298,145)    $  (1,217,012)

Equity in losses of Local Limited Partnerships for tax purposes
   in excess of equity in losses for financial reporting purposes                     (165,127)         (107,494)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                        (373,030)         (529,038)

Adjustment to reflect March 31 fiscal year end
   to December 31 taxable year end                                                      65,173             2,998

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (32,363)          (21,033)

Provision for valuation of advances to Local Limited
   Partnerships not deductable for tax purposes                                         29,688                 -

Recovery of provision for valuation of advances to Local
   Limited Partnerships not deductable for tax purposes                                      -           (49,732)

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                        520,042           217,438

Gain on liquidation of investments in Local Limited Partnerships
   recognized for tax purposes                                                         325,378                 -

Cash distributions included in net loss for financial reporting purposes              (109,573)           (3,258)
                                                                                --------------     -------------

Net Loss per tax return                                                         $   (1,037,957)    $  (1,707,131)
                                                                                ==============     =============

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)



7. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                            Financial
                                                             Reporting             Tax
                                                             Purposes           Purposes             Differences
                                                           -------------     -------------        ----------------

Investments in Local Limited Partnerships                  $   5,910,776     $   2,601,358        $      3,309,418
                                                           =============     =============        =================
Other assets                                               $   3,050,528     $   8,160,686        $     (5,110,158)
                                                           =============     =============        ================ =
Liabilities                                                $     109,803     $      (2,874)       $        112,677
                                                           =============     =============        =================

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $5,598,000 greater than for financial reporting purposes including approximately $2,349,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; ii) the Fund has provided an impairment allowance of approximately $2,903,000 against its investments in Local Limited Partnerships for financial reporting purposes; and iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.


8.   Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Fund of certain Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnership was a VIE and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($5,910,776 at March 31, 2004).