Form 10QSB
period 2004-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2004-08-13
CIK 870815

August 13, 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2004 File Number 0-22104



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


For the quarterly period ended                                June 30, 2004
                                       ----------------------------------------


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
        (Exact name of registrant as specified in its charter)


                   Massachusetts                             04-3105699
-----------------------------------------            --------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                      Identification No.)


   101 Arch Street, Boston, Massachusetts                      02110-1106
----------------------------------------------       -------------------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2004                                         1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2004 and 2003                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2004                         3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2004 and 2003                              4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

Item 3.   Controls and Procedures                                                        11

PART II - OTHER INFORMATION
---------------------------
Items 1-6                                                                                12

SIGNATURE                                                                                13

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                 BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     833,941
Marketable securities, at fair value                                                                     1,337
Investments in Local Limited Partnerships (Note 1)                                                   5,650,578
Other investments (Note 2)                                                                           2,324,248
Other assets                                                                                               142
                                                                                                 -------------
     Total Assets                                                                                $   8,810,246
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate                                                                                 $     136,601
Accrued expenses                                                                                        14,950
                                                                                                 -------------
     Total Liabilities                                                                                 151,551
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               8,658,704
Net unrealized losses on marketable securities                                                              (9)
                                                                                                 -------------
     Total Partners' Equity                                                                          8,658,695
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   8,810,246
                                                                                                 =============

   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                                     2004               2003
                                                                                -------------      -------------

Revenue:
   Investment                                                                   $      1,804      $       3,309
   Accretion of Original Issue Discount (Note 2)                                      44,430             41,112
   Other                                                                               5,592             29,522
       Total Revenue                                                            -------------        ------------
                                                                                      51,826             73,943
                                                                                    ---------           ---------


Expenses:
   Asset management fees, affiliate                                                    44,125             45,102
   Provision for valuation of advances to Local
     Limited Partnerships                                                                   -             29,688
   General and administrative (includes reimbursements
     to an affiliate in the amount of $81,261 and
     $46,440 in 2004 and 2003, respectively)                                          103,557             68,951
   Amortization                                                                         3,794              4,513
                                                                                -------------     --------------
       Total Expenses                                                                 151,476            148,254
                                                                                -------------      -------------

Loss before equity in losses of Local Limited Partnerships                            (99,650)           (74,311)

Equity in losses of Local Limited Partnerships (Note 1)                               (93,136)          (101,761)
                                                                                -------------      -------------

Net Loss                                                                        $    (192,786)     $    (176,072)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $      (2,372)     $      (2,172)
   Class A Limited Partners                                                          (219,814)          (201,251)
   Class B Limited Partners                                                            29,400             27,351
                                                                                -------------      -------------
                                                                                $    (192,786)     $    (176,072)
                                                                                =============      =============

Net Income (Loss) per Limited Partner Unit:
   Class A Unit (34,643 Units)                                                  $       (6.35)     $        (5.81)
                                                                                =============      ==============
   Class B Unit (3,290 Units)                                                   $        8.94      $        8.31
                                                                                =============      =============

   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)





                                                            Investor      Investor           Net
                                               Initial       Limited       Limited       Unrealized
                                     General   Limited      Partners,     Partners,         Gains
                                   Partners    Partner       Class A       Class B         (Losses)         Totals
                                ------------- --------      ---------     ----------   ------------ -----------------

Balance at March 31, 2004       $  (251,179) $   5,000    $  6,382,546   $  2,715,123   $        11  $    8,851,501
                                -----------  ---------    ------------   ------------   -----------  --------------=

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale      -            -              -             -             (20)            (20)
   Net Income (Loss)                 (2,372)         -        (219,814)        29,400             -        (192,786)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)          (2,372)         -        (219,814)        29,400           (20)       (192,806)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at June 30, 2004        $  (253,551) $   5,000    $  6,162,732   $  2,744,523   $        (9) $    8,658,695
                                ===========  =========    ============   ============   ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)




                                                                                    2004                2003
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (101,790)     $     (48,482)

Net cash provided by investing activities                                             166,772            218,007
                                                                                -------------      --------------

Net increase in cash and cash equivalents                                              64,982            169,525

Cash and cash equivalents, beginning                                                  768,959            173,210
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     833,941      $     342,735
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2004 and 2003.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $  26,345,310

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,535,200)                                                     (15,088,767)

Cumulative cash distributions received from Local Limited Partnerships                                (3,513,672)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                           7,742,871

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (286,665)
                                                                                                   -------------

Investments in Local Limited Partnerships before impairment allowance                                  8,553,422

Impairment allowance on investments in Local Limited Partnerships                                     (2,902,844)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   5,650,578
                                                                                                   =============

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2004 is $276,164. For the three months ended June 30, 2004, the Fund has not recognized $190,948 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $7,920 of previously unrecognized losses in the three months ended June 30, 2004.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2004 is composed of the following:

   Aggregate cost of Treasury STRIPS                     $     918,397
   Accumulated accretion of
     Original Issue Discount                                 1,405,851
                                                         -------------
                                                        $   2,324,248

The fair value of these securities at June 30, 2004 is $2,773,943. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At June 30, 2004, the Fund had cash and cash equivalents of $833,941 as compared with $768,959 at March 31, 2004. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2004, $835,278 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $441,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2004, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Fund has used approximately $57,000 of operating funds to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2004.

Results of Operations

For the three months ended June 30, 2004, the Fund's operations resulted in a net loss of $192,786 as compared to a net loss of $176,072 for the same period in 2003. The increase in net loss in primary attributable to an increase in general and administrative expenses, as well as a decrease in other revenue. These effects were partially offset by a decrease in provision for valuation of advances to Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships between the two periods. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Fund. The decrease in other revenue relates to the timing of distributions from Local Limited Partnerships received by the Fund. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership in the prior year. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the twenty-four Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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

As previously reported, with regard to Sycamore and Primrose, the Fund will retain its full share of Tax Credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest subsequent to the Compliance Period, which expires on December 31, 2007. With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective February 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount. Because of its diluted interest in the Local Limited Partnership, the Fund will not receive a material amount of the Property's Tax Credits subsequent to February 1, 2000. Instead, the Fund will receive cash from the Local Limited Partnership in the approximate amount of the Property's Tax Credits that it would have received had its interest in the Property not been diluted. The compliance period expires on December 31, 2005 for Phoenix Housing.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, as a result of concerns regarding the then existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner had the right to put the Fund's remaining interest to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. Currently, the Property is experiencing stabilized operations.

As previously reported, New Garden Place, located in Gilmer, North Carolina, has enjoyed strong operations for the past several years. In early 2004, the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage that lowered the interest rate and will increase the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

Preston Place, located in Winchester, Virginia, has historically operated extremely well. The Property finished 2003 with 98% occupancy and with high levels of debt service coverage and working capital. In late 2003, the Local General Partner requested and the Managing General Partner approved a refinancing of the Property with net cash proceeds available for distribution to the Fund. On November 14, 2003, the Property closed on the refinancing, and the Fund received $750,000 of proceeds.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 2004                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                        A LIMITED PARTNERSHIP



                                        By: Arch Street VIII, Inc.,
                                            its Managing General Partner





                                            /s/Jenny Netzer
                                            Jenny Netzer
                                            Executive Vice President
                                            MMA Financial, LLC