Form 10QSB
period 2004-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2004-11-15
CIK 870815

November 12 , 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2004 File Number 0-22104



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


For the quarterly period ended                   September 30, 2004
                                       ---------------------------------------


                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For  the transition period from                     to


                         Commission file number 0-22104

             Boston Financial Tax Credit Fund Plus,  A Limited Partnership
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                   Massachusetts                        04-3105699
------------------------------------------      ------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)


   101 Arch Street, Boston, Massachusetts                   02110-1106
----------------------------------------------      -------------------------
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2004                                    1

         Statements of Operations (Unaudited) - For the Three
            and Six Months Ended September 30, 2004 and 2003                               2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2004                      3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2004 and 2003                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

Item 3.   Controls and Procedures                                                        12

PART II - OTHER INFORMATION

Items 1-6                                                                                13

SIGNATURE                                                                                14


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)



                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     732,432
Marketable securities, at fair value                                                                     1,116
Investments in Local Limited Partnerships (Note 1)                                                   5,516,467
Other investments (Note 2)                                                                           2,370,172
Other assets                                                                                               225
                                                                                                 -------------
     Total Assets                                                                                $   8,620,412
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate                                                                                 $     171,251
Accrued expenses                                                                                        20,125
                                                                                                 -------------
     Total Liabilities                                                                                 191,376
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               8,429,049
Net unrealized losses on marketable securities                                                             (13)
                                                                                                 -------------
     Total Partners' Equity                                                                          8,429,036
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   8,620,412
                                                                                                 =============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                               Three Months Ended                         Six Months Ended
                                          September 30,     September 30,          September 30,      September 30,
                                              2004              2003                   2004               2003
                                         -------------      -------------          ------------      --------------

Revenue:
   Investment                            $       2,424      $       3,261          $      4,228        $      6,570
   Accretion of Original Issue
     Discount (Note 2)                          45,924             42,374                90,354              83,486
   Other                                           958             48,374                 6,550              77,896
                                         -------------      -------------          ------------      --------------
       Total Revenue                            49,306             94,009               101,132             167,952
                                         -------------      -------------          ------------      --------------

Expenses:
   Asset management fees, affiliate             44,125             43,302                88,250              88,404
   Provision for valuation of advances to
     Local Limited Partnerships                      -                  -                     -              29,688
   General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $160,787 and
     $92,718 in 2004 and 2003,
     respectively)                             100,725             69,409               204,282             138,360
   Amortization                                  3,795              4,512                 7,589               9,025
                                         -------------      -------------          ------------      --------------
       Total Expenses                          148,645            117,223               300,121             265,477
                                         -------------      -------------          ------------      --------------

Loss before equity in losses of Local
   Limited Partnerships                        (99,339)           (23,214)             (198,989)            (97,525)

Equity in losses of Local
   Limited Partnerships (Note 1)              (130,316)          (134,671)             (223,452)           (236,432)
                                         -------------      -------------          ------------      --------------

Net Loss                                 $    (229,655)     $    (157,885)         $   (422,441)     $     (333,957)
                                         =============      =============          ============      ==============

Net Loss allocated:
   General Partners                      $      (2,756)     $      (2,002)         $     (5,128)     $       (4,174)
   Class A Limited Partners                   (255,362)          (185,569)             (475,176)           (386,820)
   Class B Limited Partners                     28,463             29,686                57,863              57,037
                                         -------------      -------------          ------------      --------------
                                         $    (229,655)     $    (157,885)         $   (422,441)     $     (333,957)
                                         =============      =============          ============      ==============
Net Income (Loss) per Limited
   Partner Unit:
     Class A Unit (34,643 Units)         $       (7.37)     $       (5.36)         $     (13.72)     $       (11.17)
                                         =============      =============          ============      ==============
     Class B Unit (3,290 Units)          $        8.65      $        9.03          $      17.59      $        17.34
                                         =============      =============          ============      ==============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2004
                                   (Unaudited)





                                                            Investor      Investor           Net
                                               Initial       Limited       Limited       Unrealized
                                     General   Limited      Partners,     Partners,         Gains
                                   Partners    Partner       Class A       Class B         (Losses)      Totals
                                ------------- --------      ---------     ----------   -------------  ---------------

Balance at March 31, 2004       $  (251,179) $   5,000    $  6,382,546   $  2,715,123   $        11  $    8,851,501
                                -----------  ---------    ------------   ------------   -----------  --------------=

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale      -            -              -             -             (24)            (24)
   Net Income (Loss)                 (5,128)         -        (475,176)        57,863             -        (422,441)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)          (5,128)         -        (475,176)        57,863           (24)       (422,465)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at September 30, 2004   $  (256,307) $   5,000    $  5,907,370   $  2,772,986   $       (13) $    8,429,036
                                ===========  =========    ============   ============   ===========  ==============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)




                                                                                    2004                2003
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (203,508)     $    (141,928)

Net cash provided by investing activities                                             166,981            271,843
                                                                                -------------      --------------

Net increase (decrease) in cash and cash equivalents                                  (36,527)           129,915

Cash and cash equivalents, beginning                                                  768,959            173,210
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     732,432      $     303,125
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2004 and 2003.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2004:


Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $  26,345,310

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of  $2,587,822)                                                    (15,219,083)

Cumulative cash distributions received from Local Limited Partnerships                                (3,513,672)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                           7,612,555

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,097,216

   Cumulative amortization of acquisition fees and expenses                                             (290,460)
                                                                                                   -------------

Investments in Local Limited Partnerships before impairment allowance                                  8,419,311

Impairment allowance on investments in Local Limited Partnerships                                     (2,902,844)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   5,516,467
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2004 is $459,102. For the six months ended September 30, 2004, the Fund has not recognized $308,266 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $72,616 of previously unrecognized losses in the six months ended September 30, 2004.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30, 2004 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,451,775
                                                                                             -------------
                                                                                             $   2,370,172

The fair value of these securities at September 30, 2004 is $2,857,205. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At September 30, 2004, the Fund had cash and cash equivalents of $732,432 as compared with $768,959 at March 31, 2004. The decrease is primarily attributable to cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2004, $733,548 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $441,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2004, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $45,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2004.

Results of Operations

Three Month Period

For the three months ended September 30, 2004, the Fund's operations resulted in a net loss of $229,655 as compared to a net loss of $157,885 for the same period in 2003. The increase in net loss is primarily attributable to a decrease in other revenue and an increase in general and administrative expenses. The decrease in other revenue is primarily attributable to fewer distributions from Local Limited Partnerships with carrying values of zero, as well as the timing of distributions from Local Limited Partnerships received by the Fund. The increase in general and administrative expense is primarily due to increased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Fund.

Six Month Period

For the six months ended September 30, 2004, the Fund's operations resulted in a net loss of $422,441 as compared to a net loss of $333,957 for the same period in 2003. The increase in net loss in primary attributable to a decrease in other revenue, as well as an increase in general and administrative expenses. These effects were partially offset by a decrease in provision for valuation of advances to Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships between the two periods. The decrease in other revenue is primarily attributable to fewer distributions from Local Limited Partnerships with carrying values of zero, as well as the timing of distributions from Local Limited Partnerships received by the Fund. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Fund. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership in the prior year. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero.

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

On August 24, 2004, the Fund and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships, and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The defendants maintain that Everest is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant Partnership Agreements, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On or about September 28, 2004, Anise L.L.C. ("Anise") commenced litigation against the Fund and an affiliate of the General Partners and their general partners (collectively, the "defendants") in Clay County, Missouri, claiming that the defendants were tortuously interfering with Anise's contracts with the GMAC Mortgage Corp. ("GMAC") to purchase 856 units in the Fund on or about July 1, 2004. Anise sought immediate injunctive relief compelling the defendants to register the unit transfers and accept Anise as a substitute limited partner, because GMAC would allegedly terminate their agreements to sell units to Anise if the registrations had not been processed by October 1, 2004. At the same time, Anise moved to consolidate this case with another case pending in Clay County, Missouri against certain of the defendants (Park G.P., Inc. v. Boston Financial Qualified Housing Tax Credits L.P. IV, et al.). By October 1, 2004, the foregoing unit transfers were registered, as acknowledged by Anise. The defendants believe

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

this moots the issues presented in Anise's Verified Petition. Because Anise is refusing to dismiss the litigation, however, the defendants plan to answer or otherwise respond to the Verified Petition on November 9, 2004. While the Managing General Partner currently does not view the economic risk to the Fund as material, no estimate of a potential outcome can be made at this time because of the preliminary nature of the proceeding.

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

Preston Place, located in Winchester, Virginia has historically operated extremely well. The Property finished 2003 with 98% occupancy and high levels of debt service coverage and working capital. In late 2003, the Local General Partner requested and the Managing General Partner approved a refinancing of the Property with net cash proceeds available for distribution to the Fund. On November 14, 2003, the Property closed on the refinancing, and the Fund received $750,000 of proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

Chestnut Plains, located in Winston-Salem, North Carolina had experienced very low occupancy, inadequate levels of working capital and operating deficits for the last several quarters. The Local General Partner had been funding operating deficits but stopped such funding in May 2004. This resulted in the Property's inability to continue making debt service payments and a default on the Property's first mortgage. The Local General Partner failed to inform the Managing General Partner of the default. The Property's management agent informed the Managing General Partner of impending foreclosure by the first mortgage lender, but with inadequate time to formulate a workout plan. On October 22, 2004, the first mortgage lender foreclosed on the Property. This foreclosure will result in Tax Credit recapture of approximately $4 per Unit, including interest. In addition, the foreclosure will result in taxable income of approximately $83,000, or $2 per Unit.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation as of the end of the period covered by this report, the Fund's executive vice president has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 6        Exhibits and reports on Form 8-K

             (a) Exhibits

                   31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                   32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2004.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 2004                 BOSTON FINANCIAL TAX CREDIT FUND PLUS
                                          A LIMITED PARTNERSHIP



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