Form 10QSB
period 2004-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2005-02-14
CIK 870815

February 14, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2004 File Number 0-22104



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


For the quarterly period ended         December 31, 2004
                                       ----------------------------------------


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
                (Exact name of registrant as specified in its charter)



                   Massachusetts                              04-3105699
----------------------------------------  -------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                02110-1106
----------------------------------------------         -------------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code            (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2004                                     1

         Statements of Operations (Unaudited) - For the Three
            and Nine Months Ended December 31, 2004 and 2003                               2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2004                      3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2004 and 2003                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

Item 3.   Controls and Procedures                                                        12

PART II - OTHER INFORMATION

Items 1-6                                                                                13

SIGNATURE                                                                                14



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     477,236
Marketable securities, at fair value                                                                       932
Investments in Local Limited Partnerships (Note 1)                                                   5,736,611
Other investments (Note 2)                                                                           2,416,872
Other assets                                                                                               337
                                                                                                 -------------
     Total Assets                                                                                $   8,631,988
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate                                                                                 $      40,815
Accrued expenses                                                                                        26,050
                                                                                                 -------------
     Total Liabilities                                                                                  66,865
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               8,565,136
Net unrealized losses on marketable securities                                                             (13)
                                                                                                 -------------
     Total Partners' Equity                                                                          8,565,123
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   8,631,988
                                                                                                 =============



     The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                               Three Months Ended                         Nine Months Ended
                                          December 31,      December 31,           December 31,       December 31,
                                              2004              2003                   2004               2003
                                         -------------      -------------          ------------      --------------

Revenue:
   Investment                            $       2,246      $       4,259          $      6,474        $     10,829
   Accretion of Original Issue
     Discount (Note 2)                          46,700             43,210               137,054             126,696
   Other                                         7,191             39,692                13,741             117,588
                                         -------------      -------------          ------------      --------------
       Total Revenue                            56,137             87,161               157,269             255,113
                                         -------------      -------------          ------------      --------------

Expenses:
   Asset management fees, affiliate             44,125             43,302               132,375             131,706
   Provision for valuation of advances to
     Local Limited Partnerships                      -                  -                     -              29,688
   Provision for valuation of investments
     in Local Limited Partnerships                   -            254,348                     -             254,348
   General and administrative (includes
     reimbursements to an affiliate in the
     in the amounts of $228,124 and
     $141,287 in 2004 and 2003,
     respectively)                              96,069             72,846               300,351             211,206
   Amortization                                  3,794              3,372                11,383              12,397
                                         -------------      -------------          ------------      --------------
       Total Expenses                          143,988            373,868               444,109             639,345
                                         -------------      -------------          ------------      --------------

Loss before equity in losses of Local
   Limited Partnerships                        (87,851)          (286,707)             (286,840)           (384,232)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)               223,938             (6,198)                  486            (242,630)
                                         -------------      -------------          ------------      --------------

Net Income (Loss)                        $     136,087      $    (292,905)         $   (286,354)     $     (626,862)
                                         =============      =============          ============      ==============
Net Income (Loss) allocated:
   General Partners                      $         894      $      (3,362)         $     (4,234)     $       (7,536)
   Class A Limited Partners                     82,829           (311,457)             (392,347)           (698,277)
   Class B Limited Partners                     52,364             21,914               110,227              78,951
                                         -------------      -------------          ------------      --------------
                                         $     136,087      $    (292,905)         $   (286,354)     $     (626,862)
                                         =============      =============          ============      ==============

Net Income (Loss) per Limited
   Partner Unit:
     Class A Unit (34,643 Units)         $        2.39      $       (8.99)         $     (11.33)     $       (20.16)
                                         =============      =============          ============      ==============
     Class B Unit (3,290 Units)          $       15.91      $        6.66          $      33.50      $        24.00
                                         =============      =============          ============      ==============


     The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)





                                                            Investor      Investor           Net
                                               Initial       Limited       Limited       Unrealized
                                     General   Limited      Partners,     Partners,         Gains
                                   Partners    Partner       Class A       Class B         (Losses)       Totals
                                -------------  --------    ---------     ----------    -------------- -----------------

Balance at March 31, 2004       $  (251,179) $   5,000    $  6,382,546   $ 2,715,123    $        11  $    8,851,501
                                -----------  ---------    ------------   -----------    -----------  --------------=

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale        -          -              -             -             (24)          (24)
   Net Income (Loss)                 (4,234)         -       (392,347)       110,227              -      (286,354)
                                ------------     -----     -----------   ----------     -----------      ---------
Comprehensive Income (Loss)          (4,234)         -        (392,347)      110,227            (24)     (286,378)
                                -----------  ---------    ------------   -----------    -----------    -----------

Balance at December 31, 2004    $  (255,413) $   5,000    $  5,990,199   $ 2,825,350    $       (13) $    8,565,123
                                ===========  =========    ============   ===========    ===========  ==============



     The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)




                                                                                    2004                2003
                                                                                -------------      -------------

Net cash used for operating activities                                          $    (458,881)     $    (627,142)

Net cash provided by investing activities                                             167,158          1,142,860
                                                                                -------------      --------------

Net increase (decrease) in cash and cash equivalents                                 (291,723)           515,718

Cash and cash equivalents, beginning                                                  768,959            173,210
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $     477,236      $     688,928
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in twenty-three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Phoenix Housing, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 0.2%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Properties at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2004:



Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $  26,025,500

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of  $2,676,576)                                                    (14,716,453)

Cumulative cash distributions received from Local Limited Partnerships                                (3,513,672)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                           7,795,375

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,088,352

   Cumulative amortization of acquisition fees and expenses                                             (291,658)
                                                                                                   -------------

Investments in Local Limited Partnerships before impairment allowance                                  8,592,069

Impairment allowance on investments in Local Limited Partnerships                                     (2,855,458)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   5,736,611
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2004 is $402,024. For the nine months ended December 31, 2004, the Fund has not recognized $485,538 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $83,028 of previously unrecognized losses in the nine months ended December 31, 2004.

One of the Local Limited Partnerships was disposed of during 2004. No gain or loss was recorded by the Fund as a result of the disposal.


2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2004 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,498,475
                                                                                             -------------
                                                                                             $   2,416,872
                                                                                             =============

The fair value of these securities at December 31, 2004 is $2,862,155. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

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

Liquidity and Capital Resources

At December 31, 2004, the Fund had cash and cash equivalents of $477,236 as compared with $768,959 at March 31, 2004. The decrease is primarily attributable to cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2004, $478,168 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $441,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2004, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $300,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2004.

Results of Operations

Three Month Period

For the three months ended December 31, 2004, the Fund's operations resulted in net income of $136,087 as compared to a net loss of $292,905 for the same period in 2003. The decrease in net loss is primarily attributable to decreases in provision for valuation of investments in Local Limited Partnerships and equity in losses of Local Limited Partnerships. The decrease in provision for valuation of investments in Local Limited Partnerships is primarily attributable to the Fund recording an impairment allowance related to certain Local Limited Partnerships during the three months ended December 31, 2003. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero.

Nine Month Period

For the nine months ended December 31, 2004, the Fund's operations resulted in a net loss of $286,354 as compared to a net loss of $626,862 for the same period in 2003. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships, partially offset by a decrease in other revenue. The decrease in provision for valuation of investments in Local Limited Partnerships is the result of the Fund recording an impairment allowance related to certain Local Limited Partnerships during the nine months ended December 31, 2003. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in other revenue between the two periods is primarily attributable to fewer distributions from Local Limited Partnerships with carrying values of zero, as well as the timing of distributions from Local Limited Partnerships received by the Fund.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in twenty-three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits, net of recapture, of approximately $1,443 per Class A Unit, with approximately $27 of Tax Credits expected to be generated during 2004 and immaterial amounts expected from 2005 through 2010. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,038 per Limited Partner Unit, with approximately $19 of Tax Credits expected to be generated during 2004 and immaterial amounts expected from 2005 through 2010.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the twenty-three Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities (collectively, the "Everest entries") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The Partnerships maintain that the Everest entities is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant partnership agreements, (ii) the Everest entities does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to the Everest entries would give it an unfair informational advantage in secondary market transactions and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against an affiliate of the Managing General Partner and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the affiliate of the Fund. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Fund, five more affiliates of the Managing General Partner and their purported general partners (collectively, the "New Defendants"). The Court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the Amended Complaint in its entirety. That motion is currently pending.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. The Managing General Partner has not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Managing General Partner refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

On September 28, 2004, Anise L.L.C. ("Anise") commenced litigation against the Fund and an affiliate of the Managing General Partner, and their purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants were tortuously interfering with Anise's contracts to purchase units in the Fund and in the affiliate of the Managing General Partner. Following the Defendants' motion to dismiss the petition, filed on November 9, 2004, plaintiff dismissed the petition on its own volition without prejudice on November 18, 2004.

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

As previously reported, although the neighborhood in which 45th & Vincennes is located (Chicago, Illinois) has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue and debt service coverage and working capital are below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations.

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

As previously reported, as a result of concerns regarding the then existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after one year from the March 1, 2000 effective date. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. Currently, the Property is experiencing stabilized operations.

As previously reported, New Garden Place, located in Gilmer, North Carolina, has enjoyed strong operations for the past several years. In early 2004, the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payments than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

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

Chestnut Plains, located in Winston-Salem, North Carolina had experienced very low occupancy, inadequate levels of working capital and operating deficits for the last several quarters. The Local General Partner had been funding operating deficits but stopped such funding in May 2004. This resulted in the Property's inability to continue making debt service payments and a default on the Property's first mortgage. The Local General Partner failed to inform the Managing General Partner of the default. The Property's management agent informed the Managing General Partner of impending foreclosure by the first mortgage lender, but with inadequate time to formulate a workout plan. On October 22, 2004, the first mortgage lender foreclosed on the Property. This foreclosure will result in Tax Credit recapture of approximately $4 per Unit, including interest. In addition, the foreclosure will result in taxable income of approximately $63,000, or $2 per Unit.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Item 1 Legal proceedings as discussed in Part I are incorporated herein by reference.


Items 2-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

             (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2004.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2005         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                  A LIMITED PARTNERSHIP



                                  By: Arch Street VIII, Inc.,
                                      its Managing General Partner





                                      /s/Jenny Netzer
                                      Jenny Netzer
                                      Executive Vice President
                                      MMA Financial, LLC