Form 10KSB
period 2005-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2005-07-14
CIK 870815

July 13, 2005





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2005 File Number 0-22104


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,




/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For  the fiscal year ended                      March 31, 2005
                          -----------------------------------------------------


                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to


                         Commission file number 0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership

           (Exact name of registrant as specified in its charter)

                   Massachusetts                            04-3105699
----------------------------------------------      ---------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

   101 Arch Street, Boston, Massachusetts               02110-1106
----------------------------------------------      ---------------------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 439-3911
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
          Title of each class                      which registered
          -------------------              ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                        $37,933,000 as of March 31, 2005
                        --------------------------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12


          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


                                                                           Page No.

PART I

       Item 1       Business                                                    K-3
       Item 2       Properties                                                  K-5
       Item 3       Legal Proceedings                                           K-12
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                            K-13

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                             K-13
       Item 6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               K-14
       Item 7       Financial Statements and Supplementary Data                 K-18
       Item 8       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                      K-18
       Item 8A      Controls and Procedures                                     K-18
       Item 8B      Other information                                           K-18

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                           K-18
       Item 10      Management Remuneration                                     K-19
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                       K-19
       Item 12      Certain Relationships and Related Transactions              K-20
       Item 13      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                         K-21
       Item 14.     Principal Accountant Fees and Services                      K-22


SIGNATURES                                                                      K-23
----------

CERTIFICATIONS                                                                  K-24


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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


Properties owned by                                                                    Date Interest
Local Limited Partnerships                               Location                         Acquired

     Leatherwood (formerly Village Oaks)(1)          Yoakum, TX                           12/23/91
     Tamaric(1)                                      Cedar Park, TX                       12/23/91
     Northwest(1)                                    Georgetown, TX                       12/23/91
     Pilot House                                     Newport News, VA                     02/25/92
     Jardines de Juncos                              Juncos, PR                           04/14/92
     Livingston Arms                                 Poughkeepsie, NY                     05/01/92
     Broadway Tower                                  Revere, MA                           06/02/92
     45th & Vincennes                                Chicago, IL                          06/26/92
     Phoenix Housing                                 Moorhead, MN                         07/06/92
     Cottages of Aspen                               Oakdale, MN                          07/02/92
     Long Creek Court                                Kittrell, NC                         07/01/92
     Atkins Glen                                     Stoneville, NC                       07/01/92
     Tree Trail                                      Gainesville, FL                      10/30/92
     Meadow Wood                                     Smyrna, TN                           10/30/92
     Primrose                                        Grand Forks, ND                      12/09/92
     Sycamore                                        Sioux Falls, SD                      12/17/92
     Preston Place                                   Winchester, VA                       12/21/92
     Kings Grant Court                               Statesville, NC                      12/23/92
     Chestnut Plains (1)                             Winston-Salem, NC                    12/24/92
     Bancroft Court(1)                               Toledo, OH                           12/31/92
     Capitol Park(1)                                 Oklahoma City, OK                    02/10/93
     Hudson Square                                   Baton Rouge, LA                      03/08/93
     Walker Woods II                                 Dover, DE                            06/11/93
     Vista Villa                                     Saginaw County, MI                   08/04/93
     Metropolitan                                    Chicago, IL                          08/19/93
     Carolina Woods II                               Greensboro, NC                       10/11/93
     Linden Square                                   Genesee County, MI                   10/29/93
     New Garden Place                                Gilmer, NC                           06/24/94
     Findley Place                                   Minneapolis, MN                      07/15/94



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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2005, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Tree Trail Apartments, A Limited Partnership and Meadow Wood Townhomes, A Limited Partnership, representing 14.79%, have Flournoy Development Company as Local General Partners; (ii) Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, Kings Grant Court Limited Partnership representing 4.02%, have Regency Investment Assoc. Inc. as Local General Partners; (iii) Phoenix Housing, L.P., Dakota Square Manor Limited Partnership and Duluth Limited Partnership II, representing 6.96%, have MetroPlains Acquisition Corporation as Local General Partners; and (iv) Pilot House Associates, L.P. and Preston Place Associates, L.P., representing 18.58%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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

Item 2.  Properties

The Fund owns limited partnership interests in twenty-three Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Phoenix Housing, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 0.2%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%.

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




                                                       Capital Contributions
Local Limited Partnership          Number         Total committed    Paid through     Mtge. loans payable               Occupancy
Property Name                       of            at March 31,       March 31,        at December 31,        Type of    at March 31,
Property Location                  Apt. Units     2005               2005             2004                   Subsidy*   2005
--------------------------------- ------------  -------------------  --------------  ---------------------- ----------  ------------

Division of Boston Financial
   Texas Properties Limited
   Partnership VI (formerly,
   Yoakum-Village Oaks
   Housing Associates, LTD)(1)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD. (1)

Tamaric
Cedar Park, TX

Georgetown - Northwest Housing
   Associates, LTD. (1)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA                    132            $2,479,708          $2,479,708         $3,998,743           None        100%

Jardines Limited Dividend
     Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                          60             604,781             604,781            2,572,268            FmHA        100%





                                                       Capital Contributions
Local Limited Partnership          Number         Total committed    Paid through     Mtge. loans payable               Occupancy
Property Name                       of            at March 31,       March 31,        at December 31,        Type of    at March 31,
Property Location                  Apt. Units     2005               2005             2004                   Subsidy*   2005
--------------------------------- ------------  -------------------  --------------  ---------------------- ----------  ------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                     26           1,114,686            1,114,686          358,175              None         93%

Broadway Tower Limited
     Partnership
Broadway Tower
Revere, MA                           92           2,350,000            2,350,000          4,978,887            Section 8     94%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN                         40           457,810              457,810            1,959,664            Section 8     99%

Cottage Homesteads of Aspen
     Limited Partnership
Cottages of Aspen
Oakdale, MN                         114           1,027,333            1,027,333          4,290,000            None          90%

45th & Vincennes Limited
     Partnership
45th & Vincennes
Chicago, IL                         18            689,080              689,080            568,680              Section 8     95%

Long Creek Court Limited
     Partnership
Long Creek Court
Kittrell, NC                        14            120,476              120,476            540,277              FmHA          97%




                                                       Capital Contributions
Local Limited Partnership          Number         Total committed    Paid through     Mtge. loans payable               Occupancy
Property Name                       of            at March 31,       March 31,        at December 31,        Type of    at March 31,
Property Location                  Apt. Units     2005               2005             2004                   Subsidy*   2005
--------------------------------- ------------  -------------------  --------------  ---------------------- ----------  ------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                       24             205,574            205,574          935,528                 FmHA        98%

Tree Trail Apartments,
     A Limited Partnership
Tree Trail
Gainesville, FL                      108            2,060,143          2,060,143        2,483,823                 None      90%

Meadow Wood Townhomes,
     A Limited Partnership
Meadow Wood
Smyrna, TN                           88             1,742,671          1,742,671        2,376,186                 None      93%

Dakota Square Manor
     Limited Partnership
Primrose
Grand Forks, ND                      48             674,557            674,557          1,075,000                 None      98%

Duluth Limited Partnership II
Sycamore
Sioux Falls, SD                      48             657,000            657,000          1,203,392                 None      92%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                      120             2,300,000          2,300,000        3,882,019                 None      99%





                                                        Capital Contributions
Local Limited Partnership          Number         Total committed    Paid through     Mtge. loans payable               Occupancy
Property Name                       of            at March 31,       March 31,        at December 31,        Type of    at March 31,
Property Location                  Apt. Units     2005               2005             2004                   Subsidy*   2005
--------------------------------- ------------  -------------------  --------------  ---------------------- ----------  ------------

Kings Grant Court
     Limited Partnership
Kings Grant Court
Statesville, NC                     36             708,530            708,530          823,636               None         98%

Chestnut Plains Limited
     Partnership (1)
Chestnut Plains
Winston-Salem, NC

Prince Hall Housing Associates,
     Limited Partnership (1)
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
     Partnerships (1)
Bankcroft Court
Toledo, OH

Hudson Square Apartments
     Company (A Limited
     Partnership)
Hudson Square
Baton Rouge, LA                     82              554,670           554,670             402,863            Section 8     99%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                           19              591,429           591,429             847,300             None         96%




                                                       Capital Contributions
Local Limited Partnership          Number         Total committed    Paid through     Mtge. loans payable               Occupancy
Property Name                       of            at March 31,       March 31,        at December 31,        Type of    at March 31,
Property Location                  Apt. Units     2005               2005             2004                   Subsidy*   2005
--------------------------------- ------------  -------------------  --------------  ---------------------- ----------  ------------

Vista Villa Limited Dividend
     Housing Association
     Limited Partnership
Vista Villa
Saginaw County, MI                  100            1,204,762            1,204,762         3,431,586            None        94%

Metropolitan Apartments
     Limited Partnership
Metropolitan
Chicago, IL                         69             2,139,159            2,139,159         1,820,005            Section 8   85%

Carolina Woods Associates II,
     Limited Partnership
Carolina Woods II
Greensboro, NC                      40             750,238              750,238           720,601              None        82%

Linden Square Limited Dividend
     Housing Association
     Limited Partnership
Linden Square
Genesee County, MI                  120            1,299,774            1,299,774         4,057,304            None        98%

New Garden Associates,
     Limited Partnership
New Garden Place
Gilmer, NC                          76             1,269,794            1,269,794         2,187,572            None        92%





                                                       Capital Contributions
Local Limited Partnership          Number         Total committed    Paid through     Mtge. loans payable               Occupancy
Property Name                       of            at March 31,       March 31,        at December 31,        Type of    at March 31,
Property Location                  Apt. Units     2005               2005             2004                   Subsidy*   2005
--------------------------------- ------------  -------------------  --------------  ---------------------- ----------  ------------

Exodus/Lyndon/Windsor,
     Limited Partnership
Findley Place
Minneapolis, MN                     89             716,000              716,000         4,205,000              None       100%
                                   ------          ------------         ------------    ------------
                                   1,563           $ 28,718,175         $ 28,718,175    $49,718,509
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

Two Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships' performance for the years ended December 31, 2004 and 2003:

     Tree Trail Apartments, A Limited Partnership                        2004              2003
     --------------------------------------------                    -------------    -------------
     Total Assets                                                    $   3,061,304    $   3,306,002
     Total Liabilities                                               $   2,643,310    $   2,695,694
     Revenue                                                         $     666,868    $     722,979
     Net Loss                                                        $    (143,194)   $     (53,990)

     Carolina Woods Associates II, Limited Partnership
     Total Assets                                                    $   1,402,484    $   1,495,147
     Total Liabilities                                               $   1,027,845    $   1,054,336
     Revenue                                                         $     206,198    $     202,245
     Net Loss                                                        $     (66,172)   $     (72,487)



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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral argument on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant defendant's request for a protective order.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

On August 24, 2004, Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships, and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

Defendants maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

Except for the matters discussed above, and certain claims made by the Fund against the Local General Partner and the Guarantor of Villas De Montellano, Leatherwood, Tamaric and Northwest in connection with their bankruptcy proceedings, the Fund is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2005, there were 1,893 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. To date, the Fund has made no cash distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

The Fund's investment portfolio consists of limited partnership interests in twenty-three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit, with immaterial amounts expected from 2005 through 2010. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,055 per Limited Partner Unit, with immaterial amounts expected from 2005 through 2010.

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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Fund may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Fund's financial statements.




                           Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($5,444,112 at March 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

Liquidity and capital resources

At March 31, 2005, the Fund had cash and cash equivalents of $371,212, as compared to $768,959 at March 31, 2004. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2005, $371,983 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $445,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2005, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on going operations. Reserves may be used to fund Fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $402,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.




Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2005. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

For the year ended March 31, 2005, the Fund's operations resulted in a net loss of $636,061 as compared to a net loss of $1,298,145 for the same period in 2004. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships, a decrease in equity in losses of Local Limited Partnerships, and a decrease in provision for valuation of advances to Local Limited Partnerships. These effects were partially offset by an increase in general and administrative expenses primarily due to increase charges from an affiliate of the Managing General Partner for administrative expenses necessary for the operation of the Fund. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in other revenue relates to less distributions received by the Fund from Local Limited Partnerships.

Low-income housing tax credits

The 2004 Tax Credits per Unit were $24.45 and $17.60 for Class A Unit and Class B Unit investors, respectively. The 2003 Tax Credits per Unit were $55.79 and $40.17 for Class A Unit and Class B Unit investors, respectively. The Tax Credits stabilized in 1995 and are expected to continue to decrease as certain Properties reach the end of the ten year Tax Credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future.

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

As previously reported, although the neighborhood in which 45th & Vincennes is located (Chicago, Illinois) has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue, although occupancy has recently improved, and debt service coverage and working capital are below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations.

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

Chestnut Plains, located in Winston-Salem, North Carolina had experienced very low occupancy, inadequate levels of working capital and operating deficits for the last several quarters. The Local General Partner had been funding operating deficits but stopped such funding in May 2004. This resulted in the Property's inability to continue making debt service payments and a default on the Property's first mortgage. The Local General Partner failed to inform the Managing General Partner of the default. The Property's management agent informed the Managing General Partner of impending foreclosure by the first mortgage lender, but with inadequate time to formulate a workout plan. On October 22, 2004, the first mortgage lender foreclosed on the Property. This foreclosure will result in Tax Credit recapture projected to be approximately $4 per Unit, including interest. In addition, the foreclosure will result in taxable income projected to be approximately $63,000, or $2 per Unit.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2005 and 2004.

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


Item 8A.  Controls and Procedures

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

Item 8B.  other Information

No Reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2005.



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

Jenny Netzer, age 49, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 48, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University.

The Fund is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Fund has not adopted a Code of Ethics.

The Fund is structured as a Limited Partnership that was formed principally for real estate investment and is not "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Fund.

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2005, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

                                                 Amount
 Title of      Name and Address of             Beneficially
   Class       Beneficial Owner                  Owned          Percent of Class
----------    ------------------------       ---------------   -----------------

Limited       Everest Tax Credit Investors     2,705.5 Units          7%
Partner       155 North Lake Avenue
              Suite 1000
              Pasadena, CA  91101

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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2005 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2005 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of Gross Proceeds. $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2005.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and were reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2005.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2005 are as follows:



                                                                          2005            2004
                                                                       -----------    -----------

       Asset management fees                                           $   176,500    $   175,831



Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2005 are as follows:



                                                                          2005            2004
                                                                       -----------    -----------

       Salaries and benefits expense reimbursements                    $   275,085    $   215,939




Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2005.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates for the two years ended March 31, 2005 is presented in Note 6 to the Financial Statements.

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

(b)      Exhibits

           31.1     Certification of Principal Executive Officer pursuant to
                    section 302 of the Sarbanes-Oxley Act of 2002
           31.2     Certification of Principal Financial Officer pursuant to
                    section 302 of the Sarbanes-Oxley Act of 2002
           32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002


Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2005 as follows:


                                                                2005              2004
                                                              ---------         --------

     Audit fees                                               $  23,450         $ 25,805
     Tax fees                                                 $   1,950         $  1,850



No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2005.

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

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                             Date:    July 13, 2005
           ---------------------------------------              -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                              Date:    July 13, 2005
           ---------------------------------------               -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



     By:   /s/Michael H. Gladstone                      Date:   July 13, 2005
           -----------------------------                        -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005

                                      INDEX

                                                                               Page No.


Report of Independent Registered Public Accounting Firm                          F-2
     For the years ended March 31, 2005 and 2004

Financial Statements:

     Balance Sheet - March 31, 2005                                              F-3

     Statements of Operations - For the years ended
       March 31, 2005 and 2004                                                   F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2005 and 2004                               F-5

     Statements of Cash Flows - For the years ended
       March 31, 2005 and 2004                                                   F-6

     Notes to the Financial Statements                                           F-7



   Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership ("the Partnership") at March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
July 13, 2005

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)





                                  BALANCE SHEET
                                 March 31, 2005



Assets

Cash and cash equivalents                                                                        $     371,212
Marketable securities, at fair value (Note 3)                                                              771
Investments in Local Limited Partnerships (Note 4)                                                   5,444,112
Other investments (Note 5)                                                                           2,463,457
Other assets                                                                                               384
                                                                                                 -------------
     Total Assets                                                                                $   8,279,936
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate (Note 6)                                                                        $      44,125
Accrued expenses                                                                                        20,400
                                                                                                 -------------
     Total Liabilities                                                                                  64,525
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               8,215,429
Net unrealized losses on marketable securities                                                             (18)
                                                                                                 -------------
     Total Partners' Equity                                                                          8,215,411
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   8,279,936
                                                                                                 =============




The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2005 and 2004



                                                                               2005              2004
                                                                         -------------       -------------
Revenue:
   Investment                                                            $       9,137       $      12,969
   Accretion of Original Issue Discount (Note 5)                               183,639             170,154
   Other                                                                        14,853             100,073
                                                                         -------------       -------------
     Total Revenue                                                             207,629             283,196
                                                                         -------------       -------------

Expenses:
   Asset management fees, affiliate (Note 6)                                   176,500             175,831
   Provision for valuation of advances to Local
     Limited Partnerships (Note 4)                                                   -              29,688
   Provision for valuation of investments in Local
     Limited Partnerships (Note 4)                                                   -             520,042
   General and administrative (includes
    reimbursements to an affiliate in the amount
    of $275,085 and $215,939 in 2005 and 2004,
    respectively) (Note 6)                                                     395,935             304,946
   Amortization                                                                 15,083              15,178
                                                                         -------------       -------------
     Total Expenses                                                            587,518           1,045,685
                                                                         -------------       -------------

Loss before equity in losses of Local Limited Partnerships and gain on disposal of investments in of Local Limited
   Partnerships                                                               (379,889)           (762,489)

Equity in losses of Local Limited Partnerships (Note 4)                       (276,313)           (535,656)

Gain on disposal of investments in Local Limited Partnerships                   20,141                   -
                                                                         -------------       -------------

Net Loss                                                                 $    (636,061)      $  (1,298,145)
                                                                         =============       =============

Net Loss allocated:
   General Partners                                                      $      (8,197)      $     (14,683)
   Class A Limited Partners                                                   (759,567)         (1,360,585)
   Class B Limited Partners                                                    131,703              77,123
                                                                         -------------       -------------
                                                                         $    (636,061)      $  (1,298,145)
                                                                         =============       =============
Net Income (Loss) per Limited Partner Unit:
   Class A Unit (34,643 Units)                                           $      (21.93)      $      (39.27)
                                                                         =============       =============
   Class B Unit (3,290 Units)                                            $       40.03       $       23.44
                                                                         =============       =============



The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2005 and 2004




                                                           Investor        Investor         Net
                                               Initial     Limited         Limited       Unrealized
                                   General     Limited    Partners,       Partners,        Gains
                                   Partners    Partner     Class A         Class B        (Losses)       Totals
                               ------------- -----------  ---------      ----------    -------------- -----------------

Balance at March 31, 2003       $  (236,496) $   5,000    $  7,743,131   $  2,638,000   $     6,510  $   10,156,145
                                -----------  ---------    ------------   ------------   -----------  --------------=

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale      -            -              -              -         (6,499)         (6,499)
   Net Income (Loss)                (14,683)         -      (1,360,585)        77,123             -      (1,298,145)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)         (14,683)         -      (1,360,585)        77,123        (6,499)     (1,304,644)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at March 31, 2004          (251,179)     5,000       6,382,546      2,715,123            11       8,851,501
                                -----------  ---------    ------------   ------------   -----------  ---------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale      -            -              -              -            (29)            (29)
   Net Income (Loss)                 (8,197)         -        (759,567)       131,703             -        (636,061)
                                -----------  ---------    ------------   ------------   -----------  --------------
Comprehensive Income (Loss)          (8,197)         -        (759,567)       131,703           (29)       (636,090)
                                -----------  ---------    ------------   ------------   -----------  --------------

Balance at March 31, 2005       $  (259,376) $   5,000    $  5,622,979   $  2,846,826   $       (18) $    8,215,411
                                ===========  =========    ============   ============   ===========  ===============



The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)



                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2005 and 2004




                                                                                    2005              2004
                                                                                -------------    -------------

Cash flows from operating activities:
   Net Loss                                                                     $    (636,061)   $  (1,298,145)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in losses of Local Limited Partnerships                                   276,313          535,656
     Gain on disposal of investments in Local Limited Partnerships                    (20,141)               -
     Provision for valuation of advances to Local Limited
       Partnerships                                                                         -           29,688
     Provision for valuation of investments in
       Local Limited Partnerships                                                           -          520,042
     Accretion of Original Issue Discount                                            (183,639)        (170,154)
     Amortization                                                                      15,083           15,178
     Cash distributions included in net loss                                           (3,258)         (64,883)
     Other non-cash item                                                                   33             (800)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                      (247)           2,396
       Due to affiliate                                                               (45,090)        (238,659)
Accrued expenses                                                                         (188)         (10,517)
                                                                                -------------    -------------
Net cash used for operating activities                                               (597,195)        (680,198)
                                                                                -------------    -------------

Cash flows from investing activities:
   Proceeds from maturities of marketable securities                                      781          204,536
   Advances to Local Limited Partnerships                                                   -          (29,688)
   Cash distributions received from Local
     Limited Partnerships                                                             178,526        1,101,099
   Proceeds received from disposal of investments in
     Local Limited Partnerships                                                        20,141                -
                                                                                -------------    -------------
Net cash provided by investing activities                                             199,448        1,275,947
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                 (397,747)         595,749

Cash and cash equivalents, beginning of year                                          768,959          173,210
                                                                                -------------    -------------

Cash and cash equivalents, end of year                                          $     371,212    $     768,959
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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2005, the Managing General Partner has designated $371,983 of cash, cash equivalents and marketable securities as such Reserves.

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

Concentration of Credit Risk

The Fund invests its cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. Management believes it mitigates its credit risk by investing in major financial institutions.

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

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2004 and 2003 and for the years then ended.

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

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Fund may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Fund 's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Accounting Standard Update (continued)

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($5,444,112 at March 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

3.   Marketable Securities

A summary of marketable securities is as follows:


                                                                Gross         Gross
                                                              Unrealized    Unrealized          Fair
                                                Cost            Gains         Losses            Value

Mortgage backed securities                     $       789    $         -   $       (18)     $       771
                                               -----------    -----------   -----------      ------------

Marketable securities
   at March 31, 2005                           $       789    $         -   $       (18)     $       771
                                               ===========    ===========   ===========      ============



Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $1,000 and $205,000 during the years ended March 31, 2005 and 2004, respectively.

4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in twenty-three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Phoenix Housing, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 0.2%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                   $  26,025,500

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,764,597)                                                     (14,993,252)

Cumulative cash distributions received from Local Limited Partnerships                                (3,525,672)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                           7,506,576

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                       1,088,352

   Cumulative amortization of acquisition fees and expenses                                             (295,358)
                                                                                                   -------------

Investments in Local Limited Partnerships before impairment allowance                                  8,299,570

Impairment allowance on investments in Local Limited Partnerships                                     (2,855,458)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   5,444,112
                                                                                                   =============

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2004 and 2003 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:


Summarized Balance Sheets - as of December 31,
                                                                                    2004                2003
                                                                                -------------      -------------
Assets:
   Investment property, net                                                     $  55,593,107      $  58,499,842
   Other assets                                                                     6,600,698          6,242,738
                                                                                -------------      -------------
     Total Assets                                                               $  62,193,805      $  64,742,580
                                                                                =============      =============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                       $  49,718,509      $  51,653,539
   Other liabilities                                                                6,607,362          6,159,015
                                                                                -------------      -------------
     Total Liabilities                                                             56,325,871         57,812,554
                                                                                -------------      -------------

Fund's equity                                                                       3,804,248          4,747,055
Other partners' equity                                                              2,063,686          2,182,971
                                                                                -------------      -------------
     Total Partners' Equity                                                         5,867,934          6,930,026
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  62,193,805      $  64,742,580
                                                                                =============      =============


                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

Summarized Income Statements - for the years ended December 31,


                                                                                    2004                2003
                                                                                -------------      -------------

Rental and other revenue                                                        $  11,655,985      $  11,469,959
                                                                                -------------      -------------

Expenses:
   Operating                                                                        6,844,903          6,721,342
   Interest                                                                         2,790,522          2,928,879
   Depreciation and amortization                                                    2,767,363          2,806,093
                                                                                -------------      -------------
     Total Expenses                                                                12,402,788         12,456,314
                                                                                -------------      -------------

Net Loss                                                                        $    (746,803)     $    (986,355)
                                                                                =============      =============


Fund's share of Net Loss $ (736,281) $ (908,686) Other partners' share of Net Loss $ (10,522) $ (77,669) For the years ended March 31, 2005 and 2004, the Fund has not recognized $550,532 and $406,874, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $90,564 and $33,844 were included in losses recognized in the years ended March 31, 2005 and 2004, respectively.

The Fund's equity as reflected by the Local Limited Partnerships of $3,804,248 differs from the Fund's investments in Local Limited Partnerships before adjustments of $7,506,576 primarily due to: i) cumulative unrecognized losses as described above; ii) advances to Local Limited Partnerships which the Fund included in investments in Local Limited Partnerships and iii) differences in the accounting treatment of miscellaneous items.

5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2005 is composed of the following:


   Aggregate cost of Treasury STRIPS                                                         $   918,397
   Accumulated accretion of
     Original Issue Discount                                                                   1,545,060
                                                                                             -----------
                                                                                             $ 2,463,457


The fair value of these securities at March 31, 2005 is $2,828,522. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

6.   Transactions with Affiliate

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $176,500 and $175,831 for the years ended March 31, 2005 and 2004, respectively. Included in due to affiliates at March 31, 2005 is $44,125 of Asset Management Fees. During the years ended March 31, 2005 and 2004, $131,899 and $420,429, respectively were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2005 and 2004 is $275,085 and $215,939, respectively, that the Fund has incurred for these expenses. As of March 31, 2005, all reimbursements to an affiliate of the Managing General Partner for these expenses have been paid.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)

7.   Federal Income Taxes

The following schedules reconcile the reported financial statement net loss for the fiscal years ended March 31, 2005 and 2004 to the net loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2004 and 2003:


                                                                                    2005                 2004
                                                                                --------------     -------------

Net Loss per financial statements                                               $     (636,061)    $  (1,298,145)

Equity in losses of Local Limited Partnerships for tax purposes
   in excess of equity in losses for financial reporting purposes                      (94,936)         (165,127)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                        (459,968)         (373,030)

Adjustment to reflect March 31 fiscal year end
   to December 31 taxable year end                                                     (34,809)           65,173

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (24,354)          (32,363)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                              -            29,688

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                              -           520,042

Gain on disposal of investments in Local Limited Partnerships
   for tax purposes in excess of (less than) financial reporting purposes              (20,141)          325,378

Cash distributions included in net loss for financial reporting purposes                (3,258)         (109,573)
                                                                                --------------     -------------
Net Loss per tax return                                                         $   (1,273,527)    $  (1,037,957)
                                                                                ==============     =============


                      BOSTON FINANCIAL TAX CREDIT FUND PLUS
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2005 and December 31, 2004, respectively are as follows:



                                                              Financial
                                                              Reporting            Tax
                                                              Purposes          Purposes          Differences

Investments in Local Limited Partnerships                   $   5,444,112    $   1,531,311       $   3,912,801
                                                            =============    =============       ==============
Other assets                                                $   2,835,824    $   8,026,944       $  (5,191,120)
                                                            =============    =============       =============
Liabilities                                                 $      64,525    $      66,864       $      (2,339)
                                                            =============    =============       =============



The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $6,435,000 greater than for financial reporting purposes including approximately $2,765,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; ii) the Fund has provided an impairment allowance of approximately $2,855,000 against its investments in Local Limited Partnerships for financial reporting purposes; and iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.