Form 10QSB
period 2005-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2005-08-15
CIK 870815

August 15, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2005 File Number 0-22104



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


For the quarterly period ended     June 30, 2005
                                  ---------------------------


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
             (Exact name of registrant as specified in its charter)




                   Massachusetts                    04-3105699
--------------------------------------      ---------------------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)


   101 Arch Street, Boston, Massachusetts             02110-1106
----------------------------------------------     ----------------------------
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2005                                         1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2005 and 2004                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2005                         3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2005 and 2004                              4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

Item 3.   Controls and Procedures                                                         13

PART II - OTHER INFORMATION

Items 1-6                                                                                14

SIGNATURE                                                                                15

CERTIFICATIONS                                                                           16


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership



                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                         $       268,750
Marketable securities, at fair value                                                                          634
Investment securities, at fair value (Note 1)                                                             199,334
Investments in Local Limited Partnerships (Note 2)                                                      5,300,079
Other investments (Note 3)                                                                              2,511,469
Other assets                                                                                                2,638
                                                                                                  ---------------
     Total Assets                                                                                 $     8,282,904
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       128,755
Accrued expenses                                                                                           24,800
                                                                                                  ---------------
     Total Liabilities                                                                                    153,555

General, Initial and Investor Limited Partners' Equity                                                  8,129,364
Net unrealized losses on marketable securities                                                                (15)
                                                                                                  ---------------
     Total Partners' Equity                                                                             8,129,349
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     8,282,904
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)




                                                                                  2005                    2004
                                                                           ----------------          ---------
Revenue:
   Investment                                                              $          3,082          $        1,804
   Accretion of Original Issue Discount (Note 3)                                     48,012                  44,430
   Other                                                                              4,907                   5,592
                                                                           ----------------          --------------
     Total Revenue                                                                   56,001                  51,826
                                                                           ----------------          --------------

Expense:
   Asset management fees, affiliate                                                  43,239                  44,125
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $41,390 and  $81,261 in 2005 and
     2004, respectively)                                                             85,429                 103,557
   Amortization                                                                       2,805                   3,794
                                                                           ----------------          --------------
     Total Expense                                                                  131,473                 151,476
                                                                           ----------------          --------------

Loss before equity in losses of Local
   Limited Partnerships                                                             (75,472)                (99,650)

Equity in losses of Local Limited
   Partnerships (Note 2)                                                            (10,593)                (93,136)
                                                                           ----------------          --------------

Net Loss                                                                   $        (86,065)         $     (192,786)
                                                                           ================          ==============

Net Loss allocated:
   General Partners                                                        $         (1,341)         $       (2,372)
   Class A Limited Partners                                                        (124,241)               (219,814)
   Class B Limited Partners                                                          39,517                  29,400
                                                                           ----------------          --------------
                                                                           $        (86,065)         $     (192,786)
                                                                           ================          ==============
Net Income (Loss) per Limited Partner Unit
   Class A Unit (34,643 Units)                                             $          (3.59)         $        (6.35)
                                                                           ================          ==============
   Class B Unit (3,290 Units)                                              $          12.01          $         8.94
                                                                           ================          ==============




The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2005
                                   (Unaudited)






                                                                    Investor         Investor
                                                 Initial            Limited          Limited            Net
                                General          Limited           Partners,        Partners,       Unrealized
                                Partners         Partner            Class A          Class B          Losses            Totals
                                -----------     -----------       --------------   -------------     ------------     ----------

Balance at March 31, 2005       $  (259,376)    $     5,000       $    5,622,979   $    2,846,826    $         (18)   $    8,215,411
                                -----------     -----------       --------------   --------------    -------------    --------------

Comprehensive Income (Loss):
  Change in net unrealized
     losses on marketable
     securities available for sale       -               -                    -               -                3                  3
  Net Income (Loss)                 (1,341)              -             (124,241)         39,517                -            (86,065)
                                -----------     -----------       --------------   -------------     ------------     --------------
Comprehensive Income (Loss)         (1,341)              -             (124,241)         39,517                3            (86,062)
                                -----------     -----------       --------------   -------------     ------------     --------------

Balance at June 30, 2005         $  (260,717)    $     5,000       $    5,498,738   $   2,886,343     $        (15)    $   8,129,349
                                 ===========     ===========       ==============   =============     ============     =============





The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                          2005                        2004
                                                                    ----------------            ----------

Net cash used for operating activities                              $        (37,156)           $      (101,790)

Net cash provided by (used for) investing activities                         (65,306)                   166,772
                                                                    ----------------            ---------------

Net increase (decrease) in cash and cash equivalents                        (102,462)                    64,982

Cash and cash equivalents, beginning                                         371,212                    768,959
                                                                    ----------------            ---------------

Cash and cash equivalents, ending                                   $        268,750            $       833,941
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership



                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2005. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2005 and 2004.

1.   Investment Securities

The Fund's investment securities may be classified as "Available for Sale" or "Held to Maturity". Those classified as "Available for Sale" are carried at fair value (as reported by the brokerage firms at which they are held), with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity. Those classified as "Held to Maturity", with maturity dates ranging from 2006 to 2007, are reported at amortized cost. For securities held-to-maturity, the fair value at June 30, 2005 is approximately $199,000. For securities classified as available for sale, the fair value at June 30, 2005 is $721. Proceeds from the maturities of available for sale securities were $135 during the quarter ended June 30, 2005, resulting in gross losses of $5.

2.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    26,025,500

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,934,533)                                                                   (15,000,587)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,659,565)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,365,348

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,088,352

   Cumulative amortization of acquisition fees and expenses                                                (298,163)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     8,155,537

Impairment allowance on investments in Local Limited Partnerships                                        (2,855,458)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,300,079
                                                                                                    ===============


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



2. Investments in Local Limited Partnerships (continued)

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2005 is $177,271. For the three months ended June 30, 2005, the Fund has not recognized $189,547 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $22,869 of previously unrecognized losses in the three months ended June 30, 2005.

3.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2005 is composed of the following:

   Aggregate cost of Treasury STRIPS                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                     1,593,072
                                                             -------------
                                                            $   2,511,469
                                                            ==============
The fair value of these securities at June 30, 2005 is $2,895,956. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

4.   Significant Equity Investee

Six Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the quarters ended March 31, 2005 and 2004:



         Cottage Homestead of Aspen
         Limited Partnership                                               2005              2004
         -------------------                                           -------------    -------------
         Revenue                                                       $ 268,300        $ 265,000
         Net Loss                                                      $ (19,600)       $ (12,000)

         Meadow Wood Townhomes,
         A Limited Partnership                                             2005              2004
         ---------------------                                         -------------    -------------
         Revenue                                                       $ 167,200        $ 163,000
         Net Loss                                                      $ (22,200)       $ (38,000)

         Hudson Square Apartments
         (A Limited Partnership)                                           2005              2004
         -----------------------                                       -------------    -------------
         Revenue                                                       $ 148,200        $ 144,000
         Net Income                                                    $ 30,100         $ 17,000

         Metropolitan Apartments
         Limited Partnership                                               2005              2004
         -------------------                                           -------------    -------------
         Revenue                                                       $ 158,600        $ 160,000
         Net Loss                                                      $ (21,100)       $ (6,000)

         Linden Square  Limited Dividend
         Housing Association Limited Partnership                           2005              2004
         ---------------------------------------                       -------------    -------------
         Revenue                                                       $ 188,100        $ 184,000
         Net Income                                                    $ 20,200         $ 10,000

         New Garden Associates,
         Limited Partnership                                               2005              2004
         -------------------                                           -------------    -------------
         Revenue                                                       $ 87,000         $ 88,000
         Net Loss                                                      $ (28,800)       $ (31,000)


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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($5,300,079 at June 30, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At June 30, 2005, the Fund had cash and cash equivalents of $268,750 as compared with $371,212 at March 31, 2005. The decrease is primarily attributable to purchases of marketable securities and cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2005, $468,718 of cash, cash equivalents, marketable securities and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $452,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2005, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Fund has used approximately $298,000 of operating funds to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2005.

Results of Operations

For the three months ended June 30, 2005, the Fund's operations resulted in a net loss of $86,065 as compared to a net loss of $192,786 for the same period in 2004. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expenses decreased is primarily due to decreased charges from an affiliate of the General Partner for operations and administrative expenses necessary for the operation of the Fund.

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Fund. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, the New Defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overrruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, the New Defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant the New Defendants' request for a protective order.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the New Defendants;
(ii) Park does not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The New Defendants accordingly intend on defending against the claims vigorously. The New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the New Defendants' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, although the Chicago, Illinois neighborhood in which 45th & Vincennes is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue, although occupancy has improved in recent quarters, debt service coverage and working capital is below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Preston Place, located in Winchester, Virginia has historically operated extremely well. The Property finished 2004 with 98% occupancy and high levels of debt service coverage and working capital. In late 2003, the Local General Partner requested and the Managing General Partner approved a refinancing of the Property with net cash proceeds available for distribution to the Fund. On November 14, 2003, the Property closed on the refinancing, and the Fund received $750,000 of proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, Chestnut Plains, located in Winston-Salem, North Carolina had experienced very low occupancy, inadequate levels of working capital and operating deficits for the last several quarters. The Local General Partner had been funding operating deficits but stopped such funding in May 2004. This resulted in the Property's inability to continue making debt service payments and a default on the Property's first mortgage. The Local General Partner failed to inform the Managing General Partner of the default. The Property's management agent informed the Managing General Partner of impending foreclosure by the first mortgage lender, but with inadequate time to formulate a workout plan. On October 22, 2004, the first mortgage lender foreclosed on the Property. This foreclosure will result in Tax Credit recapture projected to be approximately $4 per Unit, including interest. In addition, the foreclosure will result in taxable income projected to be approximately $98,000, or $3 per Unit.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation as of the end of the period covered by this report, the Fund's officer has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 15, 2005      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             A LIMITED PARTNERSHIP


                             By: Arch Street VIII, Inc.,
                                 its Managing General Partner





                                  /s/Jenny Netzer
                                  Jenny Netzer
                                  Executive Vice President
                                  MMA Financial, LLC