Form 10QSB
period 2005-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2005-11-15
CIK 870815

November 14, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2005 File Number 0-22104



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


For the quarterly period ended            September 30, 2005
                                       ----------------------------------------


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
           (Exact name of registrant as specified in its charter)


                   Massachusetts                04-3105699

      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification No.)


   101 Arch Street, Boston, Massachusetts         02110-1106

    (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code          (617)439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2005                                    1

         Statements of Operations (Unaudited) -
            For the Three and Six Months Ended September 30, 2005 and 2004                 2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2005                      3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2005 and 2004                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

PART II - OTHER INFORMATION

Items 1-6                                                                                13

SIGNATURE                                                                                14

CERTIFICATIONS                                                                           15


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership



                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                         $       327,692
Investment securities, at fair value (Note 1)                                                             198,627
Investments in Local Limited Partnerships (Note 2)                                                      4,921,681
Other investments (Note 3)                                                                              2,560,955
Other assets                                                                                                1,974
                                                                                                  ---------------
     Total Assets                                                                                 $     8,010,929
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       212,156
Accrued expenses                                                                                           18,854
                                                                                                  ---------------
     Total Liabilities                                                                                    231,010
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,781,110
Net unrealized losses on investment securities                                                             (1,191)
                                                                                                  ---------------
     Total Partners' Equity                                                                             7,779,919
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     8,010,929
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)



                                                             Three Months Ended                          Six Months Ended
                                                      September 30,         September 30,         September 30,       September 30,
                                                          2005                  2004                  2005                2004
                                                    ----------------     ----------------       ----------------    ---------------
Revenue
   Investment                                       $          4,800     $          2,424       $          7,882    $          4,228
   Accretion of Original Issue Discount
     (Note 3)                                                 49,486               45,924                 97,498              90,354
   Other                                                      35,503                  958                 40,410               6,550
                                                    ----------------     ----------------       ----------------    ----------------
       Total Revenue                                          89,789               49,306                145,790             101,132
                                                    ----------------     ----------------       ----------------    ----------------

Expenses:
   Asset management fees, affiliate                           43,682               44,125                 86,921              88,250
   Provision for valuation of investments
     in Local Limited Partnerships                           394,517                    -                394,517                   -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $ 81,411 and
     $160,787 in 2005 and 2004,
     respectively)                                            76,878              100,725                162,307             204,282
   Amortization                                                3,216                3,795                  6,021               7,589
                                                    ----------------     ----------------       ----------------    ----------------
       Total Expense                                         518,293              148,645                649,766             300,121
                                                    ----------------     ----------------       ----------------    ----------------

Loss before equity in income (loss) of
   Local Limited Partnerships                               (428,504)             (99,339)              (503,976)          (198,989)

Equity in income (loss) of Local Limited
   Partnerships (Note 2)                                      80,250             (130,316)                69,657           (223,452)
                                                    ----------------     ----------------       ----------------    ----------------

Net Loss                                            $       (348,254)    $       (229,655)      $       (434,319)   $      (422,441)
                                                    ================     ================       ================    ================

Net Loss allocated:
   General Partners                                 $         (3,977)    $         (2,756)      $         (5,318)   $        (5,128)
   Class A Limited Partners                                 (368,562)            (255,362)              (492,803)          (475,176)
   Class B Limited Partners                                   24,285               28,463                 63,802              57,863
                                                    ----------------     ----------------       ----------------    ----------------
                                                    $       (348,254)    $       (229,655)      $       (434,319)   $      (422,441)
                                                    ================     ================       ================    ================

Net Income (Loss) Per Limited Partner
   Unit
   Class A Limited Partners (34,643 Units)          $        (10.64)     $          (7.37)      $         (14.23)   $        (13.72)
                                                    ===============      ================       ================    ================
   Class B Limited Partners (3,290 Units)           $           7.38     $           8.65       $          19.39    $          17.59
                                                    ================     ================       ================    ================

   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2005
                                   (Unaudited)


                                                                           Investor         Investor
                                                             Initial       Limited          Limited            Net
                                            General          Limited       Partners,        Partners,       Unrealized
                                           Partners          Partner       Class A          Class B           Losses       Total
                                          -----------     -----------   --------------   -------------     ---------     ----------

Balance at March 31, 2005                 $  (259,376)    $     5,000   $    5,622,979   $    2,846,826    $     (18)   $  8,215,411
                                          -----------     -----------   --------------   --------------    ----------   ------------

Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                  -               -               -               -          (1,173)       (1,173)
  Net Income (Loss)                            (5,318)              -        (492,803)         63,802               -      (434,319)
                                          -----------     -----------   --------------   -------------     ------------   ----------
Comprehensive Income (Loss)                    (5,318)              -        (492,803)         63,802          (1,173)    (435,492)
                                          -----------     -----------   --------------   -------------     ------------   ----------

Balance at September 30, 2005             $  (264,694)    $     5,000   $    5,130,176   $   2,910,628     $   (1,191)    $7,779,919
                                          ===========     ===========   ==============   =============     ============   ==========


   The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)




                                                                          2005                        2004
                                                                    ----------------            ----------------

Net cash used for operating activities                              $        (73,287)           $      (203,508)

Net cash provided by investing activities                                     29,767                    166,981
                                                                    ----------------            ---------------

Net decrease in cash and cash equivalents                                    (43,520)                   (36,527)

Cash and cash equivalents, beginning                                         371,212                    768,959
                                                                    ----------------            ---------------

Cash and cash equivalents, ending                                   $        327,692            $       732,432
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2005 and 2004.

1.   Investment Securities

The Fund's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity.

2.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in twenty-two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    25,567,692

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,444,288)                                                                   (14,762,541)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,645,666)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,159,485

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,075,664

   Cumulative amortization of acquisition fees and expenses                                                (299,399)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     7,935,750

Impairment allowance on investments in Local Limited Partnerships                                        (3,014,069)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,921,681
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

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2005 is $214,320. For the six months ended September 30, 2005, the Fund has not recognized $321,117 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $37,140 of previously unrecognized losses in the six months ended September 30, 2005.

3.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30, 2005 is composed of the following:

   Aggregate cost of Treasury STRIPS                  $     918,397
   Accumulated accretion of
     Original Issue Discount                              1,642,558
                                                      -------------
                                                      $   2,560,955

The fair value of these securities at September 30, 2005 is $2,876,633. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

4.   Significant Equity Investee

One Local Limited Partnership invested in by the Fund represents more than 20% of the Fund's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the six months ended September 30, 2005 and 2004:



         Metropolitan Apartments Limited Partnership                       2005              2004
         -------------------------------------------                   -------------    -------------
         Revenue                                                       $     305,460    $     317,229
         Net Loss                                                      $     (70,154)   $     (50,043)


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

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($4,921,681 at September 30, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2005, the Fund had cash and cash equivalents of $327,692 as compared with $371,212 at March 31, 2005. The decrease is primarily attributable to purchases of investment securities and cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2005, $526,319 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $454,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2005, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Fund has used approximately $239,000 of operating funds to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2005.

Results of Operations

Three Months Period

For the three months ended September 30, 2005, the Fund's operations resulted in net loss of $348,254 as compared to a net loss of $229,655 for the same period in 2004. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partneships offset by an increase in other income and decreases in general and administrative costs and equity in losses of Local Limited Partnerships. The increase in provision for valuation of investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investment in a certain Local Limited Partnership. The increase in other income is due to an increase in distributions from Local Limited Partnership with carrying values of zero. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expense necessary for the operation of the Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Fund not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Six Month Period

For the six months ended September 30, 2005, the Fund's operations resulted in a net loss of $434,319 as compared to a net loss of $422,411 for the same period in 2004. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships offset by an increase in other revenue, and decreases in general and administrative expenses and equity in losses of Local Limited Partnerships. The increase in provision for valuation of investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investment in a certain Local Limited Partnership. The increase in other revenue is primarily attributable to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Fund. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Fund not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit, with immaterial amounts expected from 2005 through 2010. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,055 per Limited Partner Unit, with immaterial amounts expected from 2005 through 2010.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the twenty-two Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached their partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Defendants. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending, and oral arguments on the motion took place on February 16, 2005.
On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

On or about October 3, 2005, Boston Financial Qualified Housing Tax Credits L.P. IV and its general partners ("BFQH IV") commenced litigation against Park in Suffolk Superior Court, Massachusetts and requested the court to issue a declaration that BHQH IV was not in violation of section 5.4.2 of its partnership agreement by virtue of its periodic disposition of interests in Local Limited Partnerships following expiration of the Properties' applicable Compliance Period(s). On or about October 11, 2005, Park sought leave of the court in the Missouri Action to amend its petition again and moved the court for entry of a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005 the court denied Park's request.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that they may continue to periodically dispose of interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of their partnership agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest 2-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, although the neighborhood in which 45th & Vincennes is located (Chicago, Illinois) has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. Although occupancy has recently improved, debt service coverage and working capital are below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations.

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

As previously reported, with regard to Sycamore and Primrose, the Fund will retain its full share of Tax Credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest subsequent to the Compliance Period, which expires on December 31, 2007. With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective February 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount (0.2%). Because of its diluted interest in the Local Limited Partnership, the Fund did not receive a material amount of the Property's Tax Credits subsequent to February 1, 2000. The Fund transferred its remaining interest in Phoenix Housing on September 15, 2005. This transfer resulted in taxable income of $325,378, or approximately $9 per Unit. The Fund no longer has an interest in this Local Limited Partnership. The Property's Compliance Period ends on December 31, 2005.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, New Garden Place, located in Gilmer, North Carolina, has enjoyed strong operations for the past several years. In early 2004, the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payments than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

As previously reported, Chestnut Plains, located in Winston-Salem, North Carolina, had experienced very low occupancy, inadequate levels of working capital and operating deficits for the last several quarters. The Local General Partner had been funding operating deficits but stopped such fundings in May 2004. This resulted in the Property's inability to continue making debt service payments and a default on the Property's first mortgage. The Local General Partner failed to inform the Managing General Partner of the default. The Property's management agent informed the Managing General Partner of impending foreclosure by the first mortgage lender but with inadequate time to formulate a workout plan. On October 22, 2004, the first mortgage lender foreclosed on the Property. This foreclosure will result in 2005 Tax Credit recapture projected to be approximately $4 per Unit, including interest. In addition, the foreclosure will result in 2005 taxable income projected to be approximately $98,000, or $3 per Unit.

Metropolitan, located in Chicago, Illinois, operated at below breakeven during the quarter ending June 30, 2005 due mainly to higher energy and administrative payroll costs along with increased vacancy losses. The deficit of approximately $20,000 was funded by working capital. As a result of the vacancy losses attributable to eviction and home purchases, occupancy decreased to 74% at September 30, 2005. Although property management has responded by offering rental concessions, efforts to attract new tenants have not materially improved occupancy. The Property remains current on its debt service obligations.

The Fund has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Fund analyzes these investments to determine if impairment indicators exist and if an other than temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Fund's ability to recover the investment's carrying value. If an other than temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused Tax Credits associated with the Properties owned by the Local Limited Partnerships. During the six months ended September 30, 2005, the Fund concluded that one of the Local Limited Partnerships, Metropolitan Apartments Limited Partnership, had experienced other than temporary declines in its carrying value, and impairment losses of approximately $395,000 were recorded. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other then temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of Tax Credits outpaces losses and distributions from any of the Local Limited Partnerships.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                  (a)    Exhibits

                  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2005.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2005                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A LIMITED PARTNERSHIP


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