Form 10QSB
period 2005-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2006-02-14
CIK 870815

February 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2005 File Number 0-22104



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


For the quarterly period ended                       December 31, 2005
                                       ------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from               to


    Commission file number 0-22104

    Boston Financial Tax Credit Fund Plus, A Limited Partnership
---------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


                   Massachusetts                         04-3105699
--------------------------------------------------   ------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
----------------------------------------------       -----------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2005                                     1

         Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 2005 and 2004                 2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2005                      3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2005 and 2004                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            8

PART II - OTHER INFORMATION

Items 1-6                                                                                14

SIGNATURE                                                                                15

CERTIFICATIONS                                                                           16


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)



                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       105,709
Investment securities, at fair value (Note 1)                                                             198,020
Investments in Local Limited Partnerships (Note 2)                                                      4,944,095
Other investments (Note 3)                                                                              2,611,418
Other assets                                                                                                2,637
                                                                                                  ---------------
     Total Assets                                                                                 $     7,861,879
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        75,822
Accrued expenses                                                                                           28,457
                                                                                                  ---------------
     Total Liabilities                                                                                    104,279
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,759,289
Net unrealized losses on investment securities                                                             (1,689)
                                                                                                  ---------------
     Total Partners' Equity                                                                             7,757,600
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     7,861,879
                                                                                                  ===============




The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)



                                                             Three Months Ended                          Nine Months Ended
                                                      December 31,          December 31,          December 31,        December 31,
                                                          2005                  2004                  2005                2004
                                                    ----------------     ----------------       ----------------    ---------------
Revenue
   Investment                                       $          4,288     $          2,246       $         12,170    $         6,474
   Accretion of Original Issue Discount
     (Note 3)                                                 50,462               46,700                147,960            137,054
   Other                                                        (380)               7,191                 40,030             13,741
                                                    ----------------     ----------------       ----------------    ---------------
       Total Revenue                                          54,370               56,137                200,160            157,269
                                                    ----------------     ----------------       ----------------    ---------------

Expenses:
   Asset management fees, affiliate                           43,682               44,125                130,603            132,375
   Provision for valuation of investments
     in Local Limited Partnerships                                 -                    -                394,517                  -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $105,822 and
     $228,124 in 2005 and 2004,
     respectively)                                            54,923               96,069                217,230            300,351
   Amortization                                                1,849                3,794                  7,870             11,383
                                                    ----------------     ----------------       ----------------    ---------------
       Total Expense                                         100,454              143,988                750,220            444,109
                                                    ----------------     ----------------       ----------------    ---------------

Loss before equity in income of
   Local Limited Partnerships                                (46,084)             (87,851)              (550,060)         (286,840)

Equity in income of Local Limited
   Partnerships (Note 2)                                      24,263              223,938                 93,920                486
                                                    ----------------     ----------------       ----------------    ---------------

Net Income (Loss)                                   $        (21,821)    $        136,087       $       (456,140)   $     (286,354)
                                                    ================     ================       ================    ===============

Net Income (Loss) allocated:
   General Partners                                 $           (723)    $            894       $         (6,041)   $       (4,234)
   Class A Limited Partners                                  (66,981)              82,829               (559,784)         (392,347)
   Class B Limited Partners                                   45,883               52,364                109,685            110,227
                                                    ----------------     ----------------       ----------------    ---------------
                                                    $        (21,821)    $        136,087       $       (456,140)   $     (286,354)
                                                    ================     ================       ================    ===============

Net Income (Loss) Per Limited Partner
   Unit
   Class A Limited Partners (34,643 Units)          $          (1.93)    $           2.39       $         (16.16)   $       (11.33)
                                                    ================     ================       ================    ===============
   Class B Limited Partners (3,290 Units)           $          13.95     $          15.91       $          33.34    $         33.50
                                                    ================     ================       ================    ===============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2005
                                   (Unaudited)





                                                                       Investor         Investor
                                           Initial            Limited   Limited            Net
                                            General          Limited    Partners,        Partners,     Unrealized
                                           Partners          Partner    Class A          Class B         Losses            Total
                                          -----------     ----------- --------------   -------------   ------------     -----------

Balance at March 31, 2005                 $  (259,376)    $     5,000  $    5,622,979   $    2,846,826  $       (18)   $  8,215,411
                                          -----------     -----------  --------------   --------------  -------------   -----------

Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                  -               -          -               -             (1,671)        (1,671)
  Net Income (Loss)                            (6,041)              -       (559,784)        109,685              -       (456,140)
                                          -----------     -----------  --------------   -------------   ------------     ----------
Comprehensive Income (Loss)                    (6,041)              -       (559,784)        109,685         (1,671)      (457,811)
                                          -----------     -----------  --------------   -------------   ------------     ----------

Balance at December 31, 2005              $  (265,417)    $     5,000  $    5,063,195   $   2,956,511   $     (1,689)    $7,757,600
                                          ===========     ===========  ==============   =============   ============     ==========








The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)







                                                                          2005                       2004
                                                                    ----------------            ---------

Net cash used for operating activities                              $       (292,875)           $      (458,881)

Net cash provided by investing activities                                     27,372                    167,158
                                                                    ----------------            ---------------

Net decrease in cash and cash equivalents                                   (265,503)                  (291,723)

Cash and cash equivalents, beginning                                         371,212                    768,959
                                                                    ----------------            ---------------

Cash and cash equivalents, ending                                   $        105,709            $       477,236
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2005 and 2004.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2005:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    25,567,691

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,652,210)                                                                   (14,738,278)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,645,665)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,183,748

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,075,663

   Cumulative amortization of acquisition fees and expenses                                                (301,248)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     7,958,163

Impairment allowance on investments in Local Limited Partnerships                                        (3,014,068)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,944,095
                                                                                                    ===============

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

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2005 is $423,995. For the nine months ended December 31, 2005, the Fund has not recognized $589,413 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $71,498 of previously unrecognized losses in the nine months ended December 31, 2005.

3.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2005 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,693,021
                                                                                             -------------
                                                                                             $   2,611,418

The fair value of these securities at December 31, 2005 is $2,889,233. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

4.   Significant Equity Investee

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2005 or 2004 or net losses for the three months ended either December 31, 2005 or 2004. The following financial information represents the performance of these Local Limited Partnerships for the three months ended December 31, 2005 and/or 2004:

         Pilot House Associates
         Limited Partnership                                               2005              2004
         -------------------                                           -------------    -------------
         Revenue                                                       $     267,063    $     257,479
         Net Income                                                    $      87,715    $      15,520
         Preston Place Associates
         ------------------------
         Limited Partnership
         -------------------
         Revenue                                                       $     236,615    $     241,122
         Net Income (Loss)                                             $     (22,300)   $      46,934

         Cottage of Aspen
         Limited Partnership
         Revenue                                                       $     255,990    $     347,440
         Net Income                                                    $      47,558    $      25,860

         Tree Trail
         Limited Partnership
         Revenue                                                       $         N/A    $     198,427
         Net Loss                                                      $         N/A    $     (43,769)



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



4. Significant Equity Investee (continued)


         Meadow Woods Apartments
         Limited Partnership                                               2005              2004
                                                                       -------------    -------------
         Revenue                                                       $     191,327    $     192,133
         Net Loss                                                      $     (26,826)   $     (28,883)

         Hudson Square Apartments
         Limited Partnership
         Revenue                                                       $     148,575    $     148,864
         Net Income                                                    $      10,380    $      66,468

         Linden Sq Ltd Div Housing Assoc.
         Limited Partnership
         Revenue                                                       $     186,626    $     182,413
         Net Income (Loss)                                             $     (10,690)   $     186,209

         New Garden Associates
         Limited Partnership
         Revenue                                                       $      74,630    $      88,922
         Net Loss                                                      $     (39,044)   $     (38,410)

         Findley Place
         Limited Partnership
         Revenue                                                       $     209,176    $     194,935
         Net Loss                                                      $     (16,648)   $     (39,155)

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

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($4,944,095 at December 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2005, the Fund had cash and cash equivalents of $105,709 as compared with $371,212 at March 31, 2005. The decrease is primarily attributable to purchases of investment securities and cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships. Cash used for operations includes $174,728 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2005, $303,729 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $454,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2005, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Fund has used approximately $462,000 of operating funds to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of Property operations, most of the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund as such amounts may be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

Three Month Period

For the three months ended December 31, 2005, the Fund's operations resulted in net loss of $21,821 as compared to a net income of $136,087 for the same period in 2004. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships offset by a decrease in general and administrative costs. The increase in equity in losses of Local Limited Partnerships is primarily due to the Fund recognizing previously unrecognized losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expense necessary for the operation of the Partnerships.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

For the nine months ended December 31, 2005, the Fund's operations resulted in a net loss of $456,140 as compared to a net loss of $286,354 for the same period in 2004. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships offset by an increase in other revenue, a decrease in general and administrative expenses and an increase in equity in income of Local Limited Partnerships. The increase in provision for valuation of investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investment in a certain Local Limited Partnership. The increase in other revenue is primarily attributable to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Fund. Equity in income of Local Limited Partneships increased because of a reduction in interest expense at a Local Limited Partnership offset by the Fund not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Starting in 2006 and continuing through 2010, the Compliance Period of the twenty-two Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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


On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Fund. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Fund, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On November 15, 2004, the court granted the requested amendment to the petition. On or about October 8, 2004, Park

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

moved the court for entry of a temporary restraining order (a "TRO") compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a TRO.


In October 2005, Park again sought leave of the court in the Missouri Action to amend its petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Local Limited Partnerships' applicable Compliance Period(s) without first obtaining limited partner consent. On or about October 11, 2005, Park moved the court for entry of a TRO prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a TRO. In December 2005, the court granted Park's request to amend its petition and the case remains in discovery.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that the Partnership may continue to periodically dispose of its interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion and the discovery process is continuing.

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

As previously reported, with regard to Sycamore and Primrose, the Fund will retain its full share of Tax Credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest subsequent to the Compliance Period, which expires on December 31, 2007. With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective February 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount (0.2%). Because of its diluted interest in the Local Limited Partnership, the Fund did not receive a material amount of the Property's Tax Credits subsequent to February 1, 2000. The Fund transferred its remaining interest in Phoenix Housing on September 15, 2005. This transfer resulted in taxable income of $325,378, or approximately $9 per Unit. The Fund no longer has an interest in this Local Limited Partnership. The Property's Compliance Period ended on December 31, 2005.

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

As previously reported, Chestnut Plains, located in Winston-Salem, North Carolina, had experienced very low occupancy, inadequate levels of working capital and operating deficits during 2003 and 2004. The Local General Partner had been funding operating deficits but stopped such fundings in May 2004. This resulted in the Property's inability to continue making debt service payments and a default on the Property's first mortgage. The Local General Partner failed to inform the Managing General Partner of the default. The Property's management agent informed the Managing General Partner of impending foreclosure by the first mortgage lender but with inadequate time to formulate a workout plan. On October 22, 2004, the first mortgage lender foreclosed on the Property. This foreclosure will result in 2005 Tax Credit recapture projected to be approximately $4 per Unit, including interest. In addition, the foreclosure will result in 2005 taxable income projected to be approximately $98,000, or $3 per Unit.

As previously reported, Metropolitan, located in Chicago, Illinois, operated at below breakeven during the nine month period ended December 31, 2005 due mainly to higher energy and administrative payroll costs along with increased vacancy losses. The deficit was funded by working capital. As a result of the vacancy losses attributable to eviction and home purchases, occupancy decreased to 71% at December 31, 2005. Although property management has responded by offering rental concessions, efforts to attract new tenants have not materially improved occupancy. The Property remains current on its debt service obligations.


Carolina Woods II, located in Greensboro, North Carolina, is currently under agreement to be sold during the first half of 2006. The Managing General Partner does not expect the sale of this property, which has historically operated at below breakeven, to generate a cash distribution to the Fund.


The Fund has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Fund analyzes these investments to determine if impairment indicators exist and if an other than temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Fund's ability to recover the investment's carrying value. If an other than temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused Tax Credits associated with the Properties owned by the Local Limited Partnerships. During the nine months ended December 31, 2005, the Fund concluded that one of the Local Limited Partnerships, Metropolitan Apartments Limited Partnership, had experienced other than temporary declines in its carrying value, and impairment losses of approximately $395,000 were recorded. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other then temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of Tax Credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2005.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2006                BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                         A LIMITED PARTNERSHIP


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