Form 10KSB
period 2006-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2006-06-29
CIK 870815

June 28, 2006





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2006 File Number 0-22104


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

For the fiscal year ended    March 31, 2006
                          ---------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to


  Commission file number 0-22104

Boston Financial Tax Credit Fund Plus, A Limited Partnership
-----------------------------------------
(Exact name of registrant as specified in its charter)

             Massachusetts                     04-3105699
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)      Identification No.)

   101 Arch Street, Boston, Massachusetts                 02110-1106
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (617)  439-3911
                                                      ------------------


Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
          Title of each class                      which registered
          -------------------                --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $37,933,000 as of March 31, 2006
                                         --------------------------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12


        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006

                                TABLE OF CONTENTS


                                                                           Page No.

PART I

       Item 1       Business                                                    K-3
       Item 2       Properties                                                  K-5
       Item 3       Legal Proceedings                                           K-12
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                            K-13

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                             K-13
       Item 6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               K-13
       Item 7       Financial Statements and Supplementary Data                 K-18
       Item 8       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                      K-18
       Item 8A      Controls and Procedures                                     K-18
       Item 8B      Other Information                                           K-18

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                           K-18
       Item 10      Management Remuneration                                     K-19
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                       K-19
       Item 12      Certain Relationships and Related Transactions              K-20
       Item 13      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                         K-21
       Item 14.     Principal Accountant Fees and Services                      K-21


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

The Fund originally invested as a limited partner in twenty-nine limited partnerships ("Local Limited Partnerships") which owned and operated residential apartment complexes ("Properties"), some of which benefited from some form of federal, state or local assistance programs and all of which qualified for low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The investment objectives of the Fund include the following: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investments objectives, along with the risk in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA

                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Leatherwood (formerly Village Oaks)(1)                   Yoakum, TX                                 12/23/91
Tamaric(1)                                               Cedar Park, TX                             12/23/91
Northwest(1)                                             Georgetown, TX                             12/23/91
Pilot House                                              Newport News, VA                           02/25/92
Jardines de Juncos                                       Juncos, PR                                 04/14/92
Livingston Arms                                          Poughkeepsie, NY                           05/01/92
Broadway Tower                                           Revere, MA                                 06/02/92
45th & Vincennes                                         Chicago, IL                                06/26/92
Phoenix Housing (1)                                      Moorhead, MN                               07/06/92
Cottages of Aspen                                        Oakdale, MN                                07/02/92
Long Creek Court                                         Kittrell, NC                               07/01/92
Atkins Glen                                              Stoneville, NC                             07/01/92
Tree Trail                                               Gainesville, FL                            10/30/92
Meadow Wood                                              Smyrna, TN                                 10/30/92
Primrose                                                 Grand Forks, ND                            12/09/92
Sycamore                                                 Sioux Falls, SD                            12/17/92
Preston Place                                            Winchester, VA                             12/21/92
Kings Grant Court                                        Statesville, NC                            12/23/92
Chestnut Plains (1)                                      Winston-Salem, NC                          12/24/92
Bancroft Court(1)                                        Toledo, OH                                 12/31/92
Capitol Park(1)                                          Oklahoma City, OK                          02/10/93
Hudson Square                                            Baton Rouge, LA                            03/08/93
Walker Woods II                                          Dover, DE                                  06/11/93
Vista Villa                                              Saginaw County, MI                         08/04/93
Metropolitan                                             Chicago, IL                                08/19/93
Carolina Woods II (1)                                    Greensboro, NC                             10/11/93
Linden Square                                            Genesee County, MI                         10/29/93
New Garden Place                                         Gilmer, NC                                 06/24/94
Findley Place                                            Minneapolis, MN                            07/15/94

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2006, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Tree Trail Apartments, A Limited Partnership and Meadow Wood Townhomes, A Limited Partnership, representing 15.52%, have Flournoy Development Company as Local General Partners; (ii) Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, and Kings Grant Court Limited Partnership representing 4.22%, have Third Renaissance Inc. as Local General Partners; (iii) Dakota Square Manor Limited Partnership and Duluth Limited Partnership II, representing 5.43%, have MetroPlains Acquisition Corporation as Local General Partners; and (iv) Pilot House Associates, L.P. and Preston Place Associates, L.P., representing 19.50%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VI Limited Partnership. The Fund, which does not have any employees, reimburses MMA Financial, Inc. ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

Item 2.  Properties

The Fund owns limited partnership interests in twenty-one Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

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


                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                            Occupancy at
Property Name                 Number of   Committed at     Through         Payable at            Type of             March 31,
Property Location             Apt. Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 -----------------------     ------------ -------------   --------------- ------------------  ------------     ---------------

Division of Boston Financial
Texas Properties Limited
Partnership VI (formerly,
Yoakum-Village Oaks
Housing Associates, LTD)(1)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD. (1)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing
Associates, LTD. (1)
Northwest
Georgetown, TX

Pilot House Associates, L.P
Pilot House
Newport News, VA                132      $    2,479,708      $   2,479,708   $  3,958,953          None              100%

Jardines Limited Dividend
Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                       60              604,781           604,781      2,562,306          FmHA              100%



                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                            Occupancy at
Property Name                 Number of   Committed at     Through         Payable at            Type of             March 31,
Property Location             Apt. Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 -----------------------     ------------ -------------   --------------- ------------------  ------------     ---------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                26          1,114,686            1,114,686        99,265            None            100%

Broadway Tower Limited
Partnership
Broadway Tower
Revere, MA                      92          2,350,000            2,350,000     4,679,139       Section 8             90%

Phoenix Housing, L.P. (1)
Phoenix Housing
Moorhead, MN

Cottage Homesteads of Aspen
Limited Partnership
Cottages of Aspen
Oakdale, MN                    114         1,027,333            1,027,333      4,195,000            None            98%

45th & Vincennes Limited
Partnership
45th & Vincennes
Chicago, IL                     18            689,080              689,080      549,682       Section 8             89%

Long Creek Court Limited
Partnership
Long Creek Court
Kittrell, NC                    14            120,476              120,476      537,535            FmHA           100%




                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                            Occupancy at
Property Name                 Number of   Committed at     Through         Payable at            Type of             March 31,
Property Location             Apt. Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 -----------------------     ------------ -------------   --------------- ------------------  ------------     ---------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                    24         205,574              205,574       931,049                FmHA              100%

Tree Trail Apartments,
A Limited Partnership
Tree Trail
Gainesville, FL                  108      2,060,143            2,060,143      2,444,807                None               81%

Meadow Wood Townhomes,
A Limited Partnership
Meadow Wood
Smyrna, TN                        88       1,742,671            1,742,671     2,318,215                None               88%

Dakota Square Manor
Limited Partnership
Primrose
Grand Forks, ND                   48         674,557              674,557     1,037,448                None               98%

Duluth Limited Partnership II
Sycamore
Sioux Falls, SD                   48         657,000              657,000     1,188,038                None               98%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                   120      2,300,000            2,300,000      3,812,959                None               99%



                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                            Occupancy at
Property Name                 Number of   Committed at     Through         Payable at            Type of             March 31,
Property Location             Apt. Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 -----------------------     ------------ -------------   --------------- ------------------  ------------     ---------------

Kings Grant Court
 Limited Partnership
Kings Grant Court
Statesville, NC                36          708,530              708,530         807,219                None               100%

Chestnut Plains Limited
Partnership (1)
Chestnut Plains
Winston-Salem, NC

Prince Hall Housing Associates,
Limited Partnership (1)
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
Partnerships (1)
Bankcroft Court
Toledo, OH

Hudson Square Apartments
Company (A Limited
Partnership)
Hudson Square
Baton Rouge, LA                82          554,670              554,670         283,357           Section 8                94%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                      19          591,429              591,429         844,128                None                95%



                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                            Occupancy at
Property Name                 Number of   Committed at     Through         Payable at            Type of             March 31,
Property Location             Apt. Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 -----------------------     ------------ -------------   --------------- ------------------  ------------     ---------------

Vista Villa Limited Dividend
Housing Association
Limited Partnership
Vista Villa
Saginaw County, MI             100            1,204,762      1,204,762        3,277,229                None                88%

Metropolitan Apartments
Limited Partnership
Metropolitan
Chicago, IL                     69            2,139,159      2,139,159          1761,292         Section 8                  68%

Carolina Woods Associates II,
Limited Partnership (1)
Carolina Woods II
Greensboro, NC

Linden Square Limited Dividend
Housing Association
Limited Partnership
Linden Square
Genesee County, MI             120            1,299,774      1,299,774        3,874,802                None                98%

New Garden Associates,
Limited Partnership
New Garden Place
Gilmer, NC                      76            1,269,794      1,269,794        2,167,124                None                97%




                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                            Occupancy at
Property Name                 Number of   Committed at     Through         Payable at            Type of             March 31,
Property Location             Apt. Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 -----------------------     ------------ -------------   --------------- ------------------  ------------     ---------------

Exodus/Lyndon/Windsor,
Limited Partnership
Findley Place                     89          716,000       716,000        5,533,536               None               100%
                               ------    -------------  ------------   --------------
Minneapolis, MN                1,483    $  27,510,127   $  27,510,127  $   46,863,083
                               ======   ==============  =============  ===============




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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached QH IV's partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of QH IV. On or about October 7, 2004, Park sought leave of the court to amend its Petition to include claims for inspection of the alleged "books and records" against the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a temporary restraining order, and on November 15, 2004 it granted the request to amend the Petition.

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The New Defendants have filed a motion to dismiss the second amended complaint. That motion is pending. If the motion to dismiss is denied, a trial is scheduled for this matter on October 16, 2006, although it is possible that a portion of the case may be heard and resolved at an earlier date.

The Defendants and the New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Defendants and New Defendants accordingly intend on defending against the claims vigorously. The court has scheduled an evidentiary hearing for May 31, 2006 with respect to Park's "books and records" claims against the Defendants and the New Defendants. The Defendants and New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

Except as noted above, the Fund is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2006, there were 1,876 record holders of Units of the Fund.

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

Executive Level Overview

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to:
(i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Partnership's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VI Limited Partnership, a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Fund ends on March 31.

As of March 31, 2006, the Fund's investment portfolio consisted of limited partnership interests in twenty- one Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,055 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Starting in 2006 and continuing through 2010, the Compliance Period of the twenty-one Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund. Two of the Local Limited Partnerships in which the Fund had an investment were sold during the twelve months ended March 31, 2006.

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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,824,980 at March 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements. During the year ended March 31, 2006, the Fund concluded that one of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Metropolitan Apartments, LP for approximately $395,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2006, the Fund had cash and cash equivalents of $115,889, as compared to $371,212 at March 31, 2005. The decrease is primarily attributable to cash used for operating activities and purchases of investment securities both of which are partially offset by cash distributions received from Local Limited Partnerships and maturties of investment securities. Cash used for operations included $174,728 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2006, $213,785 of cash, cash equivalents and investment securities have been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $454,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2006, the Fund has advanced approximately $261,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on going operations. Reserves may be used to fund Fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $552,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2006. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2006, the Fund's operations resulted in a net loss of $663,895 as compared to a net loss of $636,061 for the same period in 2005. The increase in net loss is primarily attributable to an increase in provision for valuation allowance on investments in Local Limited Partnerships, partially offset by a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative expenses. Provision for valuation allowance on investment increased due to the Fund recording a valuation allowance on investment in certain Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expenses is due to a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expense necessary for operations of the fund partially offset by increased expenses associated with auditing the Fund's financial statements.

Low-Income Housing Tax Credits

The 2005 Tax Credits per Unit were $.23 and $.17 for Class A Unit and Class B Unit investors, respectively. The 2004 Tax Credits per Unit were $24.45 and $17.60 for Class A Unit and Class B Unit investors, respectively. The Tax Credits stabilized in 1995 and are expected to continue to decrease as certain Properties reach the end of the ten year Tax Credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future.

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

As previously reported, although the neighborhood in which 45th & Vincennes is located (Chicago, Illinois) has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. Although occupancy has stabilized, debt service coverage and working capital are well below appropriate levels as of December 31, 2005. A site visit by the Managing General Partner in October 2005 found the Property in need of some improvements. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. The Managing General Partner and Local General Partner have begun to explore an exit strategy that will allow for the Partnership's disposition of its interest in this Local Limited Partnership subsequent to the end of the Property's Compliance Period on December 31, 2007.

As previously reported, due to concerns over the long-term financial health of Primrose, Phoenix Housing and Sycamore, located in Grand Forks, North Dakota, Moorhead, Minnesota and Sioux Falls, South Dakota, respectively, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. All three Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in the three Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the three Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. The Managing General Partner has the right to transfer the Fund's remaining interests after December 1, 2001.

As previously reported, with regard to Sycamore and Primrose, the Fund will retain its full share of Tax Credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest subsequent to the Compliance Period, which expires on December 31, 2007. With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective February 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount (0.2%). Because of its diluted interest in the Local Limited Partnership, the Fund did not receive a material amount of the Property's Tax Credits subsequent to February 1, 2000. The Fund transferred its remaining interest in Phoenix Housing on September 15, 2005. This transfer, in its entirety, has resulted in taxable income of $360,815, or approximately $9 per Unit. The Fund no longer has an interest in this Local Limited Partnership. The Property's Compliance Period ended on December 31, 2005.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001 In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. Currently, the Property is experiencing stabilized operations.

As previously reported, New Garden Place, located in Gilmer, North Carolina, has enjoyed strong operations for many years. In early 2004, the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payments than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

As previously reported, Chestnut Plains, located in Winston-Salem, North Carolina, had experienced very low occupancy, inadequate levels of working capital and operating deficits during 2003 and 2004. The Local General Partner had been funding operating deficits but stopped such fundings in May 2004. This resulted in the Property's inability to continue making debt service payments and a default on the Property's first mortgage. The Local General Partner failed to inform the Managing General Partner of the default. The Property's management agent informed the Managing General Partner of impending foreclosure by the first mortgage lender but with inadequate time to formulate a workout plan. On October 22, 2004, the first mortgage lender foreclosed on the Property. This foreclosure resulted in 2005 Tax Credit recapture of approximately $4 per Unit, including interest. In addition, the foreclosure resulted in 2005 taxable income of $118,688, or $3.13 per Unit.

As previously reported, Metropolitan, located in Chicago, Illinois, has incurred operating deficits in prior years. The Property operated at below breakeven during the twelve-month period ended December 31, 2005 due mainly to higher energy and administrative payroll costs along with increased vacancy losses. The deficit was funded by working capital. As a result of the vacancy losses attributable to eviction and home purchases, occupancy decreased to 71% at December 31, 2005. Although property management has responded by offering rental concessions, efforts to attract new tenants have not materially improved occupancy. The Property remains current on its debt service obligations.

As previously reported, Carolina Woods II, located in Greensboro, North Carolina, was under agreement to be sold during the first half of 2006. On March 22, 2006, Carolina Woods II was sold, effecting the Partnership's disposition of its interest in this Local Limited Partnership. As expected, the property's sales price was insufficient to produce any net proceeds to the Fund. This sale will result in a 2006 taxable loss projected to be approximately $133,000 or $4 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

The Managing General Partner and Local General Partner of Meadow Wood, located in Smyrna, Tennessee have reached an agreement that would result in the 2006 sale of this Property. Under the current terms, this sale would result in net proceeds to the Fund of approximately $1,500,000, or $40 per Unit.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2006 and 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB, the Fund's Principal Executive Officer has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B. Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2006.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in December, 1990. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                                      Position

Jenny Netzer                                Executive Vice President
Michael H. Gladstone                        Principal, Member

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

Jenny Netzer, age 50, Executive Vice President - Ms. Netzer joined MMA as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 49, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2006, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

                                                                                  Amount
      Title of                          Name and Address of                    Beneficially
        Class                            Beneficial Owner                          Owned           Percent of Class

   Limited                      Everest Tax Credit Investors                  2,146.5 Units               7%
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

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street VI L.P., MMA nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2006 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2006 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of Gross Proceeds. $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2006.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and were reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2006.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2006 are as follows:

                                        2006                  2005
                                     --------------        --------------

Asset management fees              $      173,806        $        176,500

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2006 are as follows:

                                                 2006                2005
                                            --------------        ----------

Salaries and benefits expense reimbursements   $  146,027        $   275,085

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2006.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2006 is presented in Note 6 to the Financial Statements.


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

(b)      Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2006 as follows:

                                         2006                  2005
                                      --------------        ----------

Audit fees                           $       75,219        $       23,450
Tax fees                             $        2,400        $        1,950

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2006.

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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                              Date:    June 28, 2006
           ---------------------------------------             --------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                             Date:    June 28, 2006
           ---------------------------------------             --------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



     By:   /s/Michael H. Gladstone                     Date:   June 28, 2006
           -----------------------------                       ---------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006

                                      INDEX

                                                                               Page No.



Report of Independent Registered Public Accounting Firm                          F-2
     for the years ended March 31, 2006 and 2005


Financial Statements:

     Balance Sheet - March 31, 2006                                              F-3

     Statements of Operations - For the years ended
       March 31, 2006 and 2005                                                   F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2006 and 2005                               F-5

     Statements of Cash Flows - For the years ended
       March 31, 2006 and 2005                                                   F-6

     Notes to the Financial Statements                                           F-7



             Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership ("the Partnership") at March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2006

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                 BALANCE SHEET
                                 March 31, 2006



         Assets

Cash and cash equivalents                                                                         $       115,889
Investment securities, at fair value (Note 3)                                                              97,896
Investment in Local Limited Partnerships (Note 4)                                                       4,824,980
Other investments (Note 5)                                                                              2,662,386
Accounts receivable (Note 4)                                                                               10,000
Other  assets                                                                                               1,270
                                                                                                  ---------------
   Total Assets                                                                                   $     7,712,421
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 6)                                                                         $       134,230
Accrued expenses                                                                                           27,953
                                                                                                  ---------------
   Total Liabilities                                                                                      162,183
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,551,534
Net unrealized loss on Investment securities                                                               (1,296)
                                                                                                  ---------------
   Total Partners' Equity                                                                               7,550,238
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     7,712,421
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2006 and 2005



                                                                                 2006                     2005
                                                                           ----------------         ----------
        Revenue:
   Investment                                                              $         14,700         $         9,137
   Accretion of Original Issue Discount (Note 5)                                    198,929                 183,639
   Other                                                                             54,703                  14,853
                                                                           ----------------         ---------------
     Total Revenue                                                                  268,332                 207,629
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate (Note 6)                                        173,806                 176,500
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 4)                                                  394,517                       -
   General and administrative (includes reimbursements
     to an affiliate in the amount of $146,027 and
     $275,085 in 2006 and 2005, respectively)                                       330,839                 395,935
   Amortization                                                                       9,626                  15,083
                                                                           ----------------          --------------
     Total Expense                                                                  908,788                 587,518
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships and gain on disposal of investments in of Local Limited
   Partnerships                                                                    (640,456)               (379,889)

Equity in losses of Local Limited Partnerships (Note 4)                             (23,439)               (276,313)

Gain on disposal of investments in Local Limited Partnerships                             -                  20,141
                                                                           ----------------         ---------------

Net Loss                                                                   $       (663,895)        $      (636,061)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $         (8,628)        $        (8,197)
   Class A Limited Partners                                                        (799,527)               (759,567)
   Class B Limited Partners                                                         144,260                 131,703
                                                                           ----------------         ---------------
                                                                           $       (663,895)        $      (636,061)
                                                                           ================         ===============
Net Income (Loss) per Limited Partner Unit
   Class A Unit (34,643 Units)                                             $         (23.08)        $        (21.93)
                                                                           ================         ===============
   Class B Unit (3,290 Units)                                              $          43.85         $         40.03
                                                                           ================         ===============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2006 and 2005





                                                                        Investor        Investor         Net
                                                          Initial        Limited        Limited      Unrealized
                                           General        Limited       Partners,      Partners,        Gains
                                          Partners        Partner        Class A        Class B       (Losses)            Total
                                       ------------   ------------   ------------    ------------   ------------         ------

Balance at March 31, 2004              $   (251,179)  $      5,000   $  6,382,546    $  2,715,123   $         11   $8,851,501

Comprehensive Income (Loss):
  Change in net unrealized
     gains on investment
     securities available for sale                -              -              -               -            (29)        (29)
  Net Income (Loss)                          (8,197)             -       (759,567)        131,703              -    (636,061)
                                       ------------   ------------   ------------    ------------   ------------   ----------
Comprehensive Income (Loss)                  (8,197)             -       (759,567)        131,703            (29))  (636,090)
                                       -------------  ------------   ------------    ------------   ------------   ----------


Balance at March 31, 2005                  (259,376)         5,000      5,622,979       2,846,826            (18)    8,215,411
                                       ------------   ------------   ------------    ------------   ------------    ----------


Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                -              -              -               -         (1,278)    (1,278)
  Net Income (Loss)                          (8,628)             -       (799,527)        144,260              -   (663,895)
                                       ------------   ------------   ------------    ------------   ------------   ---------

Comprehensive Income (Loss)                  (8,628)             -       (799,527)        144,260         (1,278)   (665,173)
                                       ------------   ------------   ------------    ------------   ------------   ----------


Balance at March 31, 2006              $   (268,004)  $      5,000   $  4,823,452    $  2,991,086   $     (1,296) $7,550,238
                                       ============   ============   ============    ============   ============   =========
The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005





                                                                                 2006                     2005
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Loss                                                                $       (663,895)        $      (636,061)
   Adjustments to reconcile net loss to net
     cash used for operating activities:

   Equity in losses of Local Limited Partnerships                                    23,439                  276,313


   Gain on disposal of investments in Local Limited
     Partnerships                                                                         -                 (20,141)
   Provision for valuation allowance on investments in Local

     Limited Partnerships                                                           394,517                       -
   Accretion of Original Issue Discount                                            (198,929)               (183,639)
   Amortization                                                                       9,626                  15,083
   Accretion                                                                            391                       -
   Cash distributions included in net loss                                          (34,758)                 (3,258)
   Other non-cash item                                                                   22                      33
   Increase (decrease) in cash arising from changes

     in operating assets and liabilities:
     Other assets                                                                      (886)                   (247)
     Due to affiliate                                                                90,105                 (45,090)
     Accrued expenses                                                                 7,553                    (188)
                                                                           ----------------         ---------------
Net cash used for operating activities                                             (372,815)               (597,195)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Proceeds from maturities of investments securities                               100,518                     781
   Purchases of investment securities                                              (199,334)                      -
   Cash distributions received from Local
     Limited Partnerships                                                           226,308                 178,526
   Proceeds received from disposal of investments in Local
     Limited Partnerships                                                                 -                  20,141
   Account receivable from sale of investments                                      (10,000)                      -
                                                                           ----------------        ----------------
Net cash provided by investing activities                                           117,492                 199,448
                                                                           ----------------        ----------------

Net decrease in cash and cash equivalents                                          (255,323)               (397,747)

Cash and cash equivalents, beginning of year                                        371,212                 768,959
                                                                           ----------------         ---------------

Cash and cash equivalents, end of year                                     $        115,889         $       371,212
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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2006, the Managing General Partner has designated $213,785 of cash, cash equivalents and investments securities as such Reserves.


Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partner's capital accounts are in a deficit position certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.


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

Investments Securities and Other Investments

The Fund's investment securities are classified as "Available for Sale" and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity. The Fund accounts for its investments in Treasury STRIPS, which are included in other investments in the balance sheet, using the effective interest method of accretion for the original issue discount. The Fund has the ability and it is its intention to hold the Treasury STRIPS until maturity. Therefore, they are classified as "Held to Maturity" and are carried at cost plus the adjustments for the discount using the effective interest method.

Investments in Local Limited Partnerships


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,824,980 at March 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.


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

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2005 and 2004 and for the years then ended.

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

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements.

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

Fair Value of Financial Instruments


Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Fund's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet.


Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)



3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value

Debt securities issued by the US
Treasury and other US
Government Agency                         $       98,942      $            -      $       (1,287)    $       97,655

Mortgage backed securities                           250                   -                  (9)               241
                                          --------------      --------------      --------------     --------------

Investment securities
     at March 31, 2006                    $       99,192      $            -      $       (1,296)    $       97,896
                                          ==============      ==============      ==============     ==============

The contractual maturities at March 31, 2006 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value


Due in one year to five years                                             $        98,942           $      97,655
Mortgage backed securities                                                            250                     241
                                                                          ---------------           -------------

                                                                          $        99,192           $      97,896
                                                                          ===============           =============



Actual maturities for mortgage backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $100,100 and $1,000 during the years ended March 31, 2006 and 2005, respectively.


4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in twenty-one Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
<


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)


The following is a summary of investments in Local Limited Partnerships at March 31, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    24,817,453

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,011,301)                                                                   (14,439,038)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,645,665)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,732,750

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,054,870

   Cumulative amortization of acquisition fees and expenses                                                (297,040)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,490,580

Valuation allowance on investments in Local Limited Partnerships                                         (2,665,600)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,824,980
                                                                                                    ===============


The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments. During the year ended March 31, 2006, the Fund concluded that one of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Metropolitan Apartments, LP for approximately $395,000.


During the year ended March 31, 2006, the Fund disposed of its investments in two Local Limited Partnerships.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
<
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2005 and 2004 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheet - as of December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------
Assets:
   Investment property, net                                                  $     49,750,790    $     55,593,107
   Other assets                                                                     7,042,017           6,600,698
                                                                             ----------------    ----------------
     Total Assets                                                            $     56,792,807    $     62,193,805
                                                                             ================    ================

Liabilities and Partners' Equity:                                            $     46,863,083    $     49,718,509
   Mortgage notes payable                                                           6,508,731           6,607,362
                                                                             ----------------    ----------------
   Other liabilities                                                               53,371,814          56,325,871
                                                                             ----------------    ----------------
     Total Liabilities

Fund's Equity                                                                       2,987,281           3,804,248
Other partners' Equity                                                                433,712           2,063,686
                                                                             ----------------    ----------------
   Total Partners' Equity                                                           3,420,993           5,867,934
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $     56,792,807    $     62,193,805
                                                                             ================    ================

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------

Rental and other income                                                      $     11,714,103    $     11,655,985

Expenses:
   Operating                                                                        7,516,627           6,844,903
   Interest                                                                         2,756,488           2,790,522
   Depreciation and amortization                                                    2,734,263           2,767,363
                                                                             ----------------    ----------------
     Total Expenses                                                                13,007,378          12,402,788
                                                                             ----------------    ----------------

Net Loss                                                                     $     (1,293,275)   $       (746,803)
                                                                             ================    ================

Fund's share of net loss                                                     $     (1,250,779)   $       (736,281)
                                                                             ================    ================
Other partners' share of net loss                                            $        (42,496)   $        (10,522)
                                                                             ================    ================

For the years ended March 31, 2006 and 2005, the Fund has not recognized $1,323,082 and $550,532, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $95,742 and $90,564 were included in losses recognized in the years ended March 31, 2006 and 2005, respectively.

The Fund's equity as reflected by the Local Limited Partnerships of $2,987,281 differs from the Fund's investments in Local Limited Partnerships before adjustments of $6,732,750 primarily due to cumulative unrecognized losses as described above, advances to Local Limited Partnerships which the Fund included in investments in Local Limited Partnerships and differences in the accounting treatment of miscellaneous items.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
<
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2006 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                       $       918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,743,989
                                                                                           ---------------
                                                                                           $     2,662,386

The fair value of these securities at March 31, 2006 is $2,885,435. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

6.   Transactions with Affiliate

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $173,806 and $176,500 for the years ended March 31, 2006 and 2005, respectively. Included in due to affiliates at March 31, 2006 is $43,203 of Asset Management Fees. During the years ended March 31, 2006 and 2005, $174,728 and $131,899, respectively were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2006 and 2005 is $146,027 and $275,085, respectively, that the Fund has incurred for these expenses. During the year ended March 31, 2006 and 2005, salaries and benefits of $55,000 and $87,776, respectively, were paid to the affiliate of the Managing General Partner as of March 31, 2006, $91,027, of reimbursements to an affiliate of the Managing General Partner remains unpaid.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
<

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7.   Federal Income Taxes

The following schedules reconcile the reported financial statement net loss for the fiscal years ended March 31, 2006 and 2005 to the net loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2005 and 2004:

                                                                                    2006                  2005
                                                                               --------------         --------

Net loss per financial statements                                              $     (663,895)        $    (636,061)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax (financial
   reporting) purposes                                                                635,105               (94,936)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (1,227,340)             (459,968)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                         9,292               (34,809)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (34,509)              (24,354)

Provision for valuation allowance on investments in Local Limited
   Partnerships not deductible for tax purposes                                       394,517                     -

Gain on disposal of investments in Local Limited Partnership for tax (financial reporting) purposes in excess of for financial (tax)
   reporting purposes                                                                 144,125               (20,141)

Cash distributions included in net loss for financial reporting purposes              (34,758)               (3,258)
                                                                               --------------         -------------

Net Loss per tax return                                                        $     (777,463)        $  (1,273,527)
                                                                               ==============         =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2006 and December 31, 2005, respectively are as follows:

                                                               Financial
                                                               Reporting             Tax
                                                               Purposes           Purposes           Differences


Investments in Local Limited Partnerships                   $    4,824,980     $      767,179      $    4,057,801
                                                            ==============     ==============      ==============
Other assets                                                $    2,887,441     $    8,051,028      $   (5,163,587)
                                                            ==============     ==============      ==============
Liabilities                                                 $      162,183     $      104,279      $       57,904
                                                            ==============     ==============      ==============


The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $4,175,000 greater than for financial reporting purposes including approximately $3,011,301 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; ii) the Fund has provided an impairment allowance of approximately $2,666,000 against its investments in Local Limited Partnerships for financial reporting purposes; iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (iv) the disposal of investment in a Local Limited Partnership during the quarter ended March 31, 2006 resulted in its removal from investments in Local Limited Partnerships for financial reporting purposes.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
<
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of March 31, 2006 or 2005 or net losses for the years ended either March 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2005 and 2004:

Pilot House Associates Limited Partnership                                        2005                      2004
------------------------------------------                                   ---------------            --------

Total Assets                                                                 $     4,714,403            $   5,059,305
Total Liabilities                                                            $     4,044,311            $   4,440,448
Revenue                                                                      $     1,036,164            $   1,007,564
Net Income                                                                   $       219,986            $      39,537

Preston Place Associates Limited Partnership

Total Assets                                                                 $     4,190,464            $   4,485,350
Total Liabilities                                                            $     4,049,010            $   3,996,908
Revenue                                                                      $       954,883            $     952,284
Net Income (Loss)                                                            $      (211,972)           $      71,074

Tree Trail, Limited Partnership

Total Assets                                                                 $     2,939,546            $   3,061,304
Total Liabilities                                                            $     2,684,263            $   2,643,310
Revenue                                                                      $       666,975            $     666,868
Net Loss                                                                     $      (162,711)           $    (143,194)

Metropolitan Apartments, Limited Partnership

Total Assets                                                                 $     2,623,010            $   2,811,527
Total Liabilities                                                            $     2,110,384            $   2,109,560
Revenue                                                                      $       574,231            $     634,457
Net Loss                                                                     $      (189,341)           $     (83,945)
