Form 10QSB
period 2006-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2006-08-14
CIK 870815

Microsoft Word 11.0.5604;






August 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2006 File Number 0-22104



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


For the quarterly period ended                     June 30, 2006
                                      ----------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from               to


  Commission file number 0-22104

    Boston Financial Tax Credit Fund Plus, A Limited Partnership
    -------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


                   Massachusetts                04-3105699
----------------------------------------     ------------------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)


   101 Arch Street, Boston, Massachusetts           02110-1106
----------------------------------------------     ---------------------
    (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2006                                         1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2006 and 2005                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2006                         3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2006 and 2005                              4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            8

PART II - OTHER INFORMATION

Items 1-6                                                                                14

SIGNATURE                                                                                15

CERTIFICATIONS                                                                           16



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                                  BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)




         Assets

Cash and cash equivalents                                                                         $       171,830
Investment securities, at fair value                                                                       98,037
Investment in Local Limited Partnerships (Note 1)                                                       4,825,449
Other investments (Note 2)                                                                              2,713,636
Other  assets                                                                                               1,180
                                                                                                  ---------------
   Total Assets                                                                                   $     7,810,132
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       217,638
Accrued expenses                                                                                           82,330
                                                                                                  ---------------
   Total Liabilities                                                                                      299,968
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,511,458
Net unrealized loss on Investment securities                                                               (1,294)
                                                                                                  ---------------
   Total Partners' Equity                                                                               7,510,164
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     7,810,132
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)




                                                                                  2006                    2005
                                                                           ----------------          ---------
Revenue:
   Investment                                                              $          3,182        $          3,082
   Accretion of Original Issue Discount (Note 2)                                     51,250                  48,012
   Other                                                                              3,855                   4,907
                                                                           ----------------        ----------------
     Total Revenue                                                                   58,287                  56,001
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  43,203                  43,239
   Recovery of prior years' provision for valuation allowance
     on advances to Local Limited Partnerships                                      (23,804)                      -
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $40,205 and  $41,390 in 2006 and
     2005, respectively)                                                            129,028                  85,429
   Amortization                                                                       2,507                   2,805
                                                                           ----------------        ----------------
     Total Expense                                                                  150,934                 131,473
                                                                           ----------------        ----------------

Loss before equity in losses of Local
   Limited Partnerships                                                             (92,647)                (75,472)

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                                             52,571                 (10,593)
                                                                           ----------------        ----------------

Net Loss                                                                   $        (40,076)       $        (86,065)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $           (913)       $         (1,341)
   Class A Limited Partners                                                         (84,627)               (124,241)
   Class B Limited Partners                                                          45,464                  39,517
                                                                           ----------------        ----------------
                                                                           $        (40,076)       $        (86,065)
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   Class A Unit (34,643 Units)                                             $          (2.44)       $          (3.59)
                                                                           ================        ================
   Class B Unit (3,290 Units)                                              $          13.82        $          12.01
                                                                           ================        ================


The accompanying notes are an integral part of these financial statements.


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2006
                                   (Unaudited)






                                                                        Investor        Investor
                                                          Initial        Limited        Limited          Net
                                           General        Limited       Partners,      Partners,     Unrealized
                                          Partners        Partner        Class A        Class B        Losses             Total
                                       ------------   ------------   ------------    ------------   ------------         ------

Balance at March 31, 2006              $   (268,004)  $      5,000   $  4,823,452    $  2,991,086   $     (1,296)    $7,550,238
                                       ------------   ------------   ------------    ------------   ------------     ----------
Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                -              -              -               -              2              2
  Net Income (Loss)                            (913)             -        (84,627)         45,464              -       (40,076)
                                       ------------   ------------   ------------    ------------   ------------    -----------

Comprehensive Income (Loss)                    (913)             -        (84,627)         45,464              2       (40,074)
                                       ------------   ------------   ------------    ------------   ------------    -----------


Balance at June 30, 2006               $   (268,917)  $      5,000   $  4,738,825    $  3,036,550   $     (1,294)   $ 7,510,164
                                       ============   ============   ============    ============   ============    ===========

The accompanying notes are an integral part of these financial statements.



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)







                                                                          2006                        2005
                                                                    ----------------            ----------

Net cash used for operating activities                              $        (30,825)          $        (37,156)

Net cash provided by (used for) investing activities                          86,766                    (65,306)
                                                                    ----------------           ----------------

Net increase (decrease) in cash and cash equivalents                          55,941                   (102,462)

Cash and cash equivalents, beginning                                         115,889                    371,212
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $        171,830           $        268,750
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)




The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2006 and 2005.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    24,793,650

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,262,214)                                                                   (14,383,209)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,698,519)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,711,922

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,054,870

   Cumulative amortization of acquisition fees and expenses                                                (299,547)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,467,245

Valuation allowance on investments in Local Limited Partnerships                                         (2,641,796)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,825,449
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

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2006 is $195,084. For the three months ended June 30, 2006, the Fund has not recognized $271,590 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Fund recognized $23,935 of previously unrecognized losses in the three months ended June 30, 2006.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2006 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,795,239
                                                                                             -------------
                                                                                             $   2,713,636

The fair value of these securities at June 30, 2006 is $2,898,630. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2006 or 2005 or net losses for the three months ended either June 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2006 and 2005:

Pilot House Associates Limited Partnership                                         2006                     2005
------------------------------------------                                    ---------------           --------

Revenue                                                                       $       259,041           $     251,900
Net Income                                                                    $        54,997           $       9,900

Preston Place Associates Limited Partnership

Revenue                                                                       $       238,721           $     238,100
Net Loss                                                                      $       (52,993)          $      18,000

Cottage Homestead of Aspen
Limited Partnership

Revenue                                                                       $       317,266           $     268,300
Net Income (Loss)                                                             $        21,779           $     (19,600)

Meadow Wood Townhouses,
A Limited Partnership

Revenue                                                                       $       176,649           $     167,200
Net Loss                                                                      $       (13,520)          $     (22,200)

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3. Significant Subsidiaries (continued)

Hudson Square Apartments  Limited Partnership                                      2006                     2005
---------------------------------------------                                 ---------------           --------
A Limited Partnership
---------------------

Revenue                                                                       $       149,779           $     148,200
Net Income                                                                    $        35,064           $      30,100

Metropolitan Apartments, Limited Partnership

Revenue                                                                       $       143,558           $     158,600
Net Loss                                                                      $       (47,335)          $     (21,100)

Linden Square Limited Divided
Housing Association Limited Partnership

Revenue                                                                       $       187,431           $     188,100
Net Income                                                                    $        10,866           $      20,200

New Garden Associates,
Limited Partnership

Revenue                                                                       $        83,425           $      87,000
Net Loss                                                                      $       (25,199)          $     (28,800)

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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,825,449 at June 30, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At June 30, 2006, the Fund had cash and cash equivalents of $171,830 as compared with $115,889 at March 31, 2006. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2006, $269,867 of cash, cash equivalents, and investment securities has been designated as Reserves.

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

Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2006, the Fund has advanced approximately $237,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Fund has used approximately $519,000 of operating funds to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2006.

Results of Operations

For the three months ended June 30, 2006, the Fund's operations resulted in a net loss of $40,076 as compared to a net loss of $86,065 for the same period in 2005. The decrease in net loss is primarily attributable to a decrease in equity in losses an increase in recovery of provision for valuation allowance on advances to Local Limited Partnerships offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnership with carrying values of zero. The increase in recovery of provision for valuation allowance on advances to Local Limited Partnerships related to reimbursements of previously reserved for advances made to Local Limited Partnerships in prior years. General and administrative expenses increased due to increased legal expenses associated with litigation in which the Fund is currently involved.

Portfolio Update

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

As of June 30, 2006, the Fund's investment portfolio consisted of limited partnership interests in twenty-one Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,055 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Starting in 2006 and continuing through 2010, the Compliance Period of the twenty-one Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund. The Partnership has not disposed of any Local Limited Partnership interests during the three months ended June 30, 2006.

The Managing General Partner will continue to closely monitor the operations of the Properties during their Compliance Periods and will formulate disposition strategies with respect to the Fund's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Fund disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached QH IV's partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of QH IV. On or about October 7, 2004, Park sought leave of the court to amend its Petition to include claims for inspection of the alleged "books and records" against the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a temporary restraining order, and on November 15, 2004 it granted the request to amend the Petition.

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. That motion is pending. If the motion is denied, it currently appears as if the "books and records" component of the case will proceed to a final hearing before the judge on August 29, 2006 and that trial on the remaining issues will be held on October 16, 2006.

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

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships and their general partners maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships and their general partners have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

Property Discussions

A majority of the Properties in which the Fund has an interest have stabilized operations and operated above breakeven at March 31, 2006. A few Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, Metropolitan, located in Chicago, Illinois, has incurred operating deficits in prior years. The Property operated at below breakeven during the twelve-month period ended December 31, 2005 due mainly to higher energy and administrative payroll costs along with increased vacancy losses. The deficit was funded by working capital. As a result of the vacancy losses attributable to eviction and home purchases, occupancy decreased to 68% at March 31, 2006. Although property management has responded by offering rental concessions, efforts to attract new tenants have not materially improved occupancy. The Property remains current on its debt service obligations.

As previously reported, the Managing General Partner and Local General Partner of Meadow Wood, located in Smyrna, Tennessee have reached an agreement that would result in the 2006 sale of this Property. Under the current terms, this sale would result in net proceeds to the Fund of approximately $1,200,000, or $31 per Unit. If a sale in this amount were consummated, it would result in taxable income projected to be approximately $1,000,000, or $26 per Unit.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2006.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2006               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                      A LIMITED PARTNERSHIP


                                      By: Arch Street VIII, Inc.,
                                      its Managing General Partner





                                      /s/Jenny Netzer
                                      Jenny Netzer
                                      Executive Vice President
                                      MMA Financial, Inc.