Form 10KSB/A
period 2004-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2006-09-05
CIK 870815

Microsoft Word 11.0.6502;









September 5, 2006





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB/A for the Year Ended March 31, 2004 File Number 0-22104


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

                                  FORM 10-KSB/A

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     March  31, 2004
                            -------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to


  Commission file number 0-22104

   Boston Financial Tax Credit Fund Plus,  A Limited Partnership
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

              Massachusetts                    04-3105699
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)        Identification No.)

   101 Arch Street, Boston, Massachusetts          02110-1106
    (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code  (617) 439-3911
                                                    ---------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $37,933,000 as of March 31, 2004
                                         --------------------------------

OCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB/A INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                                        Part of Report on
                                                                        Form 10-KSB/A into
                                                                        Which the Document
Documents incorporated by reference                                     is Incorporated
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

     "Investment Risks"                                                 Part I, Item 1

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12


                                Explanatory Note

On June 30, 2004, Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") filed its annual report on Form 10-KSB for its fiscal year ended March 31, 2004. The Fund hereby amends the 2004 Form 10-KSB to include the name of its Registered Public Accounting Firm as well as the city and state of the office that performed the audit, to disclose the fees paid and types of services rendered by the principal accountant, to expand in greater detail the disclosure in the summary of Critical Accounting Policies and to include current certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This form 10-KSB/A does not reflect events occurring after the June 30, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above.

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004

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

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                           K-17
       Item 10      Management Remuneration                                     K-18
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                       K-18
       Item 12      Certain Relationships and Related Transactions              K-18
       Item 13      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                         K-20
       Item 14      Principal Accountant Fees and Services                      K-20

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



                                               Capital Contributions
Local Limited Partnership   Number     Total committed    Paid through     Mtge. loans payable                        Occupancy
Property Name                of           at March 31,       March 31,       at December 31,         Type of          at March 31,
Property Location         Apt. Units         2004              2004             2003                 Subsidy*            2004
-----------------------  ------------ -------------------  ------------- ----------------------    -----------     ----------------

Division of Boston Financial
Texas Properties Limited
Partnership VI (formerly,
Yoakum-Village Oaks
Housing Associates, LTD)(1)
Leatherwood Terrace
Yoakum, TX

Tamaric Housing Associates, LTD.
 (1)
Tamaric
Cedar Park, TX

Georgetown - Northwest Housing
Associates, LTD. (1)
Northwest
Georgetown, TX

Pilot House Associates, L.P.
Pilot House
Newport News, VA          132          $2,479,708          $2,479,708           $4,035,547              None             100%

Jardines Limited Dividend
Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                 60             604,781             604,781            2,581,374              FmHA             100%




                                               Capital Contributions
Local Limited Partnership   Number     Total committed    Paid through     Mtge. loans payable                        Occupancy
Property Name                of           at March 31,       March 31,       at December 31,         Type of          at March 31,
Property Location         Apt. Units         2004              2004             2003                 Subsidy*            2004
-----------------------  ------------ -------------------  ------------- ----------------------    -----------     ----------------

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY           25                 1,114,686       1,114,686           389,183                 None              96%

Broadway Tower Limited
Partnership
Broadway Tower
Revere, MA                 92                 2,350,000       2,350,000         5,262,109               Section 8           99%

Phoenix Housing, L.P.
Phoenix Housing
Moorhead, MN               40                   457,810         457,810         2,124,855               Section 8          100%

Cottage Homesteads of Aspen
Limited Partnership
Cottages of Aspen
Oakdale, MN               114                 1,027,333       1,027,333         4,375,000                 None              92%

45th & Vincennes Limited
Partnership
45th & Vincennes
Chicago, IL                19                   689,080         689,080           586,143               Section 8           74%

Long Creek Court Limited
Partnership
Long Creek Court
Kittrell, NC               14                   120,476         120,476           542,950                 FmHA              86%



                                               Capital Contributions
Local Limited Partnership   Number     Total committed    Paid through     Mtge. loans payable                        Occupancy
Property Name                of           at March 31,       March 31,       at December 31,         Type of          at March 31,
Property Location         Apt. Units         2004              2004             2003                 Subsidy*            2004
-----------------------  ------------ -------------------  ------------- ----------------------    -----------     ----------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC            24                   205,574         205,574           943,512                 FmHA             100%

Tree Trail Apartments,
A Limited Partnership
Tree Trail
Gainesville, FL          108                 2,060,143       2,060,143         2,519,564                 None              89%

Meadow Wood Townhomes,
A Limited Partnership
Meadow Wood
Smyrna, TN                88                 1,742,671       1,742,671         2,429,317                 None              97%

Dakota Square Manor
Limited Partnership
Primrose
Grand Forks, ND           48                   674,557         674,557         1,023,127                 None              96%

Duluth Limited Partnership II
Sycamore
Sioux Falls, SD           48                   657,000         657,000         1,217,658                 None              88%

Preston Place Associates, L.P.
Preston Place
Winchester, VA           120                 2,300,000       2,300,000         3,946,705                 None             100%



                                               Capital Contributions
Local Limited Partnership   Number     Total committed    Paid through     Mtge. loans payable                        Occupancy
Property Name                of           at March 31,       March 31,       at December 31,         Type of          at March 31,
Property Location         Apt. Units         2004              2004             2003                 Subsidy*            2004
-----------------------  ------------ -------------------  ------------- ----------------------    -----------     ----------------

Kings Grant Court
Limited Partnership
Kings Grant Court
Statesville, NC            36              708,530            708,530              838,830                 None             100%

Chestnut Plains Limited
Partnership
Chestnut Plains
Winston-Salem, NC          24              319,810            319,810              548,204                 None              54%

Prince Hall Housing Associates,
Limited Partnership (1)
Capitol Park
Oklahoma City, OK

Bancroft Street Limited
Partnerships (1)
Bankcroft Court
Toledo, OH

Hudson Square Apartments
Company (A Limited
Partnership)
Hudson Square
Baton Rouge, LA            82              554,670            554,670              475,127               Section 8          100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                  19              591,429            591,429              849,754                 None             100%




                                               Capital Contributions
Local Limited Partnership   Number     Total committed    Paid through     Mtge. loans payable                        Occupancy
Property Name                of           at March 31,       March 31,       at December 31,         Type of          at March 31,
Property Location         Apt. Units         2004              2004             2003                 Subsidy*            2004
-----------------------  ------------ -------------------  ------------- ----------------------    -----------     ----------------

Vista Villa Limited Dividend
Housing Association
Limited Partnership
Vista Villa
Saginaw County, MI         100                 1,204,762       1,204,762        3,584,407                 None              95%

Metropolitan Apartments
Limited Partnership
Metropolitan
Chicago, IL                 69                 2,139,159       2,139,159        1,876,131               Section 8           83%

Carolina Woods Associates II,
Limited Partnership
Carolina Woods II
Greensboro, NC              40                   750,238         750,238          755,508                 None              80%

Linden Square Limited Dividend
Housing Association
Limited Partnership
Linden Square
Genesee County, MI         120                 1,299,774       1,299,774        4,237,991                 None              99%

New Garden Associates,
Limited Partnership
New Garden Place
Gilmer, NC                  76                 1,269,794       1,269,794        2,190,543                 None              99%



                                               Capital Contributions
Local Limited Partnership   Number     Total committed    Paid through     Mtge. loans payable                        Occupancy
Property Name                of           at March 31,       March 31,       at December 31,         Type of          at March 31,
Property Location         Apt. Units         2004              2004             2003                 Subsidy*            2004
-----------------------  ------------ -------------------  ------------- ----------------------    -----------     ----------------

Exodus/Lyndon/Windsor,
Limited Partnership
Findley Place
Minneapolis, MN            89              716,000            716,000           4,320,000                 None             100%
                       ------         ------------       ------------         ------------
                        1,587         $ 26,037,985       $ 26,037,985         $51,653,539
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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
7------------------------------------------------------------------------------

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

The Fund has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Fund analyzes these investments to determine if impairment indicators exist and if an other than temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Fund's ability to recover the investment's carrying value. If an other than temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused tax credits associated with the properties owned by the Local Limited Partnerships. During the year ended March 31, 2004, the Fund concluded three of the Local Limited Partnerships had experienced other than temporary declines in their carrying value and impairment losses were recorded; 99 Livingston Associates, L.P. for approximately $148,000, Walker Woods Partners II, L.P. for approximately $23,000, and Carolina Woods Associates II, Limited Partnership for approximately $349,000. During the year ended March 31, 2003, the Fund concluded three of the Local Limited Partnerships had experienced other than temporary declines in their carrying values and impairment losses were recorded; Kings Grant Court Limited Partnership, for approximately $88,000, Walker Woods Partners II, L.P. for approximately $83,000, and Chestnut Plains Limited Partnerships for $47,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other than temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------------------

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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.


Item 14.   Principal Accountant Fees and Services

The Fund paid fees for services rendered by the principal accountant for the two years end March 31, 2004 as follows:

                                                                2004              2003
                                                              ---------         --------

     Audit fees                                               $  25,805         $ 23,059
     Tax fees                                                 $   1,850         $  2,111

No other fees were paid to the principal accountants during the two years ended March 31, 2004.

                                                  CONTROLS AND PROCEDURES


Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB/A the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                          Date:   September 5, 2006
           ---------------------------------------          -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                        Date:   September 5, 2006
           -------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



     By:   /s/Michael H. Gladstone                Date:   September 5, 2006
           -----------------------------                 -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

         BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004

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

     Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                                   F-6

     Notes to the Financial Statements                                           F-7





             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previously issued report on the Fund's balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, we made reference to the reports of other auditors with respect to the financial statements of Pilot House Associates, LTD., Preston Place Associates, L.P., 99 Livingston Associates, L.P., Cottage Homesteads of Aspen Limited Partnership, Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, Tree Trail Apartments, A Limited Partnership, Meadow Wood Townhomes, A Limited Partnership, Hudson Square Apartments Company (A Limited Partnership), Walker Woods Partners, II, L.P., Vista Villa Limited Dividend Housing Association Limited Partnership, Metropolitan Apartments Limited Partnership, Carolina Woods Associates II, Limited Partnership, Linden Square Limited Dividend Housing Association Limited Partnership, New Garden Associates, Limited Partnership and Exodus/Lyndon/Windsor Limited Partnership as of and for the year ended March 31, 2004 and Pilot House Associates, LTD., Preston Place Associates, L.P., Jardines Limited Dividend Partnership, S.E., L.P., 99 Livingston Associates, L.P., Phoenix Housing, L.P., Cottage Homesteads of Aspen Limited Partnership, 45th & Vincennes Limited Partnership, Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, Tree Trail Apartments, A Limited Partnership, Kings Grant Court Limited Partnership, Chestnut Plains Limited Partnership, Meadow Wood Townhomes, A Limited Partnership, Hudson Square Apartments Company (A Limited Partnership), Walker Woods Partners, II, L.P., Vista Villa Limited Dividend Housing Association Limited Partnership, Metropolitan Apartments Limited Partnership, Carolina Woods Associates II, Limited Partnership, Linden Square Limited Dividend Housing Association Limited Partnership, New Garden Associates, Limited Partnership, and Exodus/Lyndon/Windsor Limited Partnership as of and for the year ended March 31, 2003. Those statements were audited by other auditors, whose reports thereon had been furnished to us, and our previous opinion expressed, insofar as it related to the Fund's financial statement amounts for these entities, was based solely on the reports of the other auditors. Our current report no longer includes a reference to other auditors.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
June 24, 2004, except for the reference to other auditors described in the second paragraph above, as to which the date is May 18, 2006

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