Form 10QSB
period 2006-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2006-11-14
CIK 870815

Microsoft Word 11.0.6502;






November 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2006 File Number 0-22104



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


For the quarterly period ended             September 30, 2006
                                       ----------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from                     to


      Commission file number 0-22104

Boston Financial Tax Credit Fund Plus,  A Limited Partnership
-------------------------------------------------------------------
   Exact name of registrant as specified in its charter)


         Massachusetts                          04-3105699
---------------------------------------      ------------------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)


   101 Arch Street, Boston, Massachusetts               02110-1106
---------------------------------------------- -----------------------------
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2006                                    1

         Statements of Operations (Unaudited) -
            For the Three and Six Months Ended September 30, 2006 and 2005                 2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2006                      3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2006 and 2005                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            7

PART II - OTHER INFORMATION

Items 1-6                                                                                13

SIGNATURE                                                                                14

CERTIFICATIONS                                                                           15


                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership



                                  BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)




         Assets

Cash and cash equivalents                                                                         $       132,106
Investment securities, at fair value                                                                       98,735
Investment in Local Limited Partnerships (Note 1)                                                       5,060,623
Other investments (Note 2)                                                                              2,767,109
Other  assets                                                                                               1,737
                                                                                                  ---------------
   Total Assets                                                                                   $     8,060,310
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       301,046
Accrued expenses                                                                                           55,216
                                                                                                  ---------------
   Total Liabilities                                                                                      356,262
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,704,812
Net unrealized loss on investment securities                                                                 (764)
                                                                                                  ---------------
   Total Partners' Equity                                                                               7,704,048
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     8,060,310
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                            STATEMENTS OF OPERATIONS
              For the Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)




                                                             Three Months Ended                          Six Months Ended
                                                      September 30,         September 30,         September 30,       September 30,
                                                          2006                  2005                  2006                2005
                                                    ----------------     ----------------       ----------------    ---------------
Revenue
   Investment                                       $          2,630      $          4,800      $          5,812    $         7,882
   Accretion of Original Issue Discount
     (Note 2)                                                 53,473                49,486               104,723             97,498
   Other                                                       3,644                35,503                 7,499             40,410
                                                    ----------------      ----------------      ----------------    ---------------
       Total Revenue                                          59,747                89,789               118,034            145,790
                                                    ----------------      ----------------      ----------------    ---------------

Expenses:
   Asset management fees, affiliate                           43,203                43,682                86,406             86,921
   Provision for valuation of investments
     in Local Limited Partnerships                                 -               394,517                     -            394,517
   Recovery of prior years' provision for
     valuation of advances to Local
     Limited Partnerships                                       (253)                    -               (24,057)                 -
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $80,410 and
     $81,411 for the six months ended
     September 30, 2006 and 2005,
     respectively)                                            86,967                76,878               215,995            162,307
   Amortization                                                2,510                 3,216                 5,017              6,021
                                                    ----------------      ----------------      ----------------    ---------------
       Total Expenses                                        132,427               518,293               283,361            649,766
                                                    ----------------      ----------------      ----------------    ---------------

Loss before equity in income of
   Local Limited Partnerships                                (72,680)             (428,504)             (165,327)         (503,976)

Equity in income of Local Limited
   Partnerships (Note 1)                                     266,034                80,250               318,605             69,657
                                                    ----------------      ----------------      ----------------    ---------------

Net Income (Loss)                                   $        193,354      $       (348,254)     $        153,278    $     (434,319)
                                                    ================      ================      ================    ===============

Net Income (Loss) allocated:
   General Partners                                 $          1,399      $         (3,977)     $            486    $       (5,318)
   Class A Limited Partners                                  129,620              (368,562)               44,993          (492,803)
   Class B Limited Partners                                   62,335                24,285               107,799             63,802
                                                    ----------------      ----------------      ----------------    ---------------
                                                    $        193,354      $       (348,254)     $        153,278    $     (434,319)
                                                    ================      ================      ================    ===============

Net Income (Loss) Per Limited Partner Unit
   Class A Limited Partners (34,643 Units)          $           3.74      $         (10.64)     $           1.30    $       (14.23)
                                                    ================      ================      ================    ===============
   Class B Limited Partners (3,290 Units)           $          18.95      $           7.38      $          32.77    $         19.39
                                                    ================      ================      ================    ===============


The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2006
                                   (Unaudited)






                                                                        Investor        Investor
                                                          Initial        Limited        Limited          Net
                                           General        Limited       Partners,      Partners,     Unrealized
                                          Partners        Partner        Class A        Class B        Losses             Total
                                       ------------   ------------   ------------    ------------   ------------         ------

Balance at March 31, 2006              $   (268,004)  $      5,000   $  4,823,452    $  2,991,086   $     (1,296)     $7,550,238
                                       ------------   ------------   ------------    ------------   ------------      ----------

Comprehensive Income:
  Change in net unrealized
     losses on investment
     securities available for sale                -              -              -               -            532             532
 Net Income                                    486              -         44,993         107,799              -          153,278
                                       ------------   ------------   ------------    ------------   ------------    ------------
Comprehensive Income                            486              -         44,993         107,799            532         153,810
                                       ------------   ------------   ------------    ------------   ------------    ------------


Balance at September 30, 2006          $   (267,518)  $      5,000   $  4,868,445    $  3,098,885   $       (764)     $7,704,048
                                       ============   ============   ============    ============   ============    ============

The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)







                                                                          2006                        2005
                                                                    ----------------            ----------------

Net cash used for operating activities                              $        (99,237)          $        (73,287)

Net cash provided by investing activities                                    115,454                     29,767
                                                                    ----------------           ----------------

Net increase (decrease) in cash and cash equivalents                          16,217                    (43,520)

Cash and cash equivalents, beginning                                         115,889                    371,212
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $        132,106           $        327,692
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2006 and 2005.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    24,793,397

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,591,015)                                                                   (14,117,175)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,726,869)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,949,353

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,054,870

   Cumulative amortization of acquisition fees and expenses                                                (302,057)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,702,166

Valuation allowance on investments in Local Limited Partnerships                                         (2,641,543)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,060,623
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

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2006 is $257,851. For the six months ended September 30, 2006, the Fund has not recognized $576,456 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30, 2006 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of
     Original Issue Discount                                                                     1,848,712
                                                                                             -------------
                                                                                             $   2,767,109

The fair value of these securities at September 30, 2006 is $2,966,821. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of September 30, 2006 or 2005 or net losses for the three months ended either September 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2006 and 2005:

Preston Place Associates Limited Partnership                                       2006                     2005
--------------------------------------------                                  ---------------           --------

Revenue                                                                       $       260,279           $     228,195
Net Income                                                                    $        92,692           $       7,640

Hudson Square Apartments  Limited Partnership

Revenue                                                                       $       333,206           $     148,641
Net Income                                                                    $       217,108           $      47,422

Metropolitan Apartments Limited Partnership

Revenue                                                                       $       136,151           $     146,860
Net Loss                                                                      $       (58,610)          $     (49,054)


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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,060,623 at September 30, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At September 30, 2006, the Fund had cash and cash equivalents of $132,106, as compared with $115,889 at March 31, 2006. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2006, $230,841 of cash, cash equivalents, and investment securities has been designated as Reserves.

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

Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2006, the Fund has advanced approximately $237,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Fund has used approximately $559,000 of operating funds to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2006.

Results of Operations

Three Month Period

For the three months ended September 30, 2006, the Fund's operations resulted in a net income of $193,354 as compared to a net loss of $348,254 for the same period in 2005. The increase in net income is primarily attributable to a decrease in equity in losses and a decrease in provision for valuation allowance of investments in Local Limited Partnerships, offset by a decrease in other income. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. Provision for valuation of investments in Local Limited Partnerships decreased due to a valuation allowance for its investments in certain Local Limited Partnerships recorded in the prior year. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying value of zero.

Six Month Period

For the six months ended September 30, 2006, the Fund's operations resulted in a net income of $153,278 as compared to a net loss of $434,319 for the same period in 2005. The increase in net income is primarily attributable to an increase in recovery of provision for valuation of advances to Local Limited Partnerships, a decrease in provision for valuation of investments in Local Limited Partnerships and a decrease in equity in losses, offset by a decrease in other revenue, and an increase in general and administrative expenses. The increase in recovery of provision for valuation of advances to Local Limited Partnerships relates to reimbursement of previously reserved for advances made to Local Limited Partnerships. Provision for valuation of investments in Local Limited Partnerships decreased due to a valuation allowance for its investments in certain Local Limited Partnerships recorded in the prior year. The decrease in other revenue is primarily attributable to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is primarily due to increased legal expenses associated with litigation in which the Fund is currently involved. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Fund not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

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

As of September 30, 2006, the Fund's investment portfolio consisted of limited partnership interests in twenty-one Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Starting in 2006 and continuing through 2010, the Compliance Period of the twenty-one Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund. The Partnership has not disposed of any Local Limited Partnership interests during the six months ended September 30, 2006.

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

In October 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in December 2006 or January 2007.

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

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery is continuing in this matter, but no activity has taken place in recent months as the parties have been discussing whether a negotiated resolution of the matter is possible.

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

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at June 30, 2006. A few Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, Carolina Woods II, located in Greensboro, North Carolina, was under agreement to be sold during the first half of 2006. On March 22, 2006, Carolina Woods II was sold, effecting the Fund's disposition of its interest in this Local Limited Partnership. As expected, the Property's sales price was insufficient to produce any net proceeds to the Fund. This sale will result in a 2006 taxable loss projected to be approximately $133,000 or $4 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, with regard to Sycamore and Primrose, the Fund will retain its full share of Tax Credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest subsequent to the Compliance Period, which expires on December 31, 2007. With regard to Phoenix Housing, the Fund approved the admission of an additional limited partner to the Local Limited Partnership effective February 1, 2000. As a result, the Fund's interest in the Local Limited Partnership was diluted to an immaterial amount (0.2%). Because of its diluted interest in the Local Limited Partnership, the Fund did not receive a material amount of the Property's Tax Credits subsequent to February 1, 2000. The Fund transferred its remaining interest in Phoenix Housing on September 15, 2005. This transfer, in its entirety, has resulted in taxable income of $360,815, or approximately $9 per Unit. The Property's Compliance Period ended on December 31, 2005. The Fund no longer has an interest in this Local Limited Partnership.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, although occupancy has stabilized at 45th and Vincennes, located in Chicago, Illinois, debt service coverage and working capital were well below appropriate levels as of June 30, 2006. A site visit by a representative of the Managing General Partner in October 2005 found the Property in need of some improvements. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. The Managing General Partner and Local General Partner have begun to explore an exit strategy that will allow for the Fund's disposition of its interest in this Local Limited Partnership subsequent to the end of the Property's Compliance Period on December 31, 2007.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the six- month period ending June 30, 2006.

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

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Although occupancy improved to 87% as of June 30, 2006, a reduction in Federal Section 8 rental subsidy income throughout the same period outweighed occupancy improvements, resulting in the below breakeven status at June 30, 2006. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Property remains current on its debt service obligations.

As previously reported, the Managing General Partner and Local General Partner of Meadow Wood, located in Smyrna, Tennessee have reached an agreement that would result in the early 2007 sale of this Property. Under the current terms, this sale would result in net proceeds to the Fund of approximately $1,200,000, or $31 per Unit. If a sale in this amount were consummated, it would result in taxable income projected to be approximately $1,000,000, or $26 per Unit.

The Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, are currently exploring an exit strategy that would allow for a 2007 disposal of the Fund's interest in the Local Limited Partnership. Net sales proceeds and taxable income are unknown at this time.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2006.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2006              BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                       A LIMITED PARTNERSHIP


                                       By: Arch Street VIII, Inc.,
                                       its Managing General Partner





                                              /s/Gary Mentesana
                                              Gary Mentesana
                                              President
                                              Arch Street VIII, Inc.