Form 10QSB
period 2006-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2007-02-14
CIK 870815

Microsoft Word 11.0.6502;






February 14, 2007




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2006 File Number 0-22104



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


For the quarterly period ended                 December 31, 2006
                                       ------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to


             Commission file number 0-22104

      Boston Financial Tax Credit Fund Plus, A Limited Partnership
-----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


                   Massachusetts                   04-3105699
----------------------------------------    ----------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


   101 Arch Street, Boston, Massachusetts               02110-1106
----------------------------------------------   ----------------------------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2006                                     1

         Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 2006 and 2005                 2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2006                      3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2006 and 2005                           4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations                                            8


PART II - OTHER INFORMATION


Items 1-6                                                                                14

SIGNATURE                                                                                15

CERTIFICATIONS                                                                           16



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                                  BALANCE SHEET
                                December 31, 2006
                                   (Unaudited)




         Assets


Cash and cash equivalents                                                                         $        13,920
Investment in Local Limited Partnerships (Note 1)                                                       5,038,456
Other investments (Note 2)                                                                              2,821,637
Other  assets                                                                                                  18
                                                                                                  ---------------
   Total Assets                                                                                   $     7,874,031
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliate                                                                                  $       172,813
Accrued expenses                                                                                           27,068
                                                                                                  ---------------
   Total Liabilities                                                                                      199,881
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,674,150
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     7,874,031
                                                                                                  ===============




The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2006 and 2005

                                   (Unaudited)




                                                             Three Months Ended                          Nine Months Ended
                                                      December 31,          December 31,          December 31,        December 31,
                                                          2006                  2005                  2006                2005
                                                    ----------------     ----------------       ----------------    ---------------
Revenue

   Investment                                       $            356      $          4,288      $          6,168    $        12,170
   Accretion of Original Issue Discount
     (Note 2)                                                 54,528                50,462               159,251            147,960
   Other                                                       1,703                  (380)                9,202             40,030
                                                    ----------------      ----------------      ----------------    ---------------
       Total Revenue                                          56,587                54,370               174,621            200,160
                                                    ----------------      ----------------      ----------------    ---------------


Expenses:

   Asset management fees, affiliate                           43,204                43,682               129,610            130,603
   Provision for valuation of investments
     in Local Limited Partnerships                                 -                     -                     -            394,517
   Recovery of prior years' provision for

     valuation of advances to Local

     Limited Partnerships                                          -                     -               (24,057)                 -
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $103,947 and
     $105,822 for the nine months ended
     December 31, 2006 and 2005,
     respectively)                                            57,794                54,923               273,789            217,230
   Amortization                                                2,507                 1,849                 7,524              7,870
                                                    ----------------      ----------------      ----------------    ---------------
       Total Expenses                                        103,505               100,454               386,866            750,220
                                                    ----------------      ----------------      ----------------    ---------------


Loss before equity in income of

   Local Limited Partnerships                                (46,918)              (46,084)             (212,245)         (550,060)


Equity in income of Local Limited

   Partnerships (Note 1)                                      16,256                24,263               334,861             93,920
                                                    ----------------      ----------------      ----------------    ---------------

Net Income (Loss)                                   $        (30,662)     $        (21,821)     $        122,616    $     (456,140)
                                                    ================      ================      ================    ===============


Net Income (Loss) allocated:

   General Partners                                 $           (853)     $           (723)     $           (367)   $       (6,041)
   Class A Limited Partners                                  (78,940)              (66,981)              (33,947)         (559,784)
   Class B Limited Partners                                   49,131                45,883               156,930            109,685
                                                    ----------------      ----------------      ----------------    ---------------
                                                    $        (30,662)     $        (21,821)     $        122,616    $     (456,140)
                                                    ================      ================      ================    ===============


Net Income (Loss) Per Limited Partner Unit

   Class A Limited Partners (34,643 Units)          $          (2.28)     $          (1.93)     $          (0.98)   $       (16.16)
                                                    ================      ================      ================    ===============
   Class B Limited Partners (3,290 Units)           $          14.93      $          13.95      $          47.70    $         33.34
                                                    ================      ================      ================    ===============



The accompanying notes are an integral part of these financial statements.


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2006
                                   (Unaudited)



                                                                        Investor        Investor
                                                          Initial        Limited        Limited          Net
                                           General        Limited       Partners,      Partners,     Unrealized
                                          Partners        Partner        Class A        Class B        Losses             Total
                                       ------------   ------------   ------------    ------------   ------------     ------------

Balance at March 31, 2006              $   (268,004)  $      5,000   $  4,823,452    $  2,991,086   $     (1,296)   $  7,550,238
                                       ------------   ------------   ------------    ------------   ------------    ------------



Comprehensive Income (Loss):
  Change in net unrealized

     losses on investment

     securities available for sale                -              -              -               -          1,296           1,296

 Net Income (Loss)                            (367)             -        (33,947)        156,930              -          122,616
                                       ------------   ------------   ------------    ------------   ------------     -----------

Comprehensive Income (Loss)                    (367)             -        (33,947)        156,930          1,296         123,912
                                       ------------   ------------   ------------    ------------   ------------    ------------


Balance at December 31, 2006           $   (268,371)  $      5,000   $  4,789,505    $  3,148,016   $          -     $ 7,674,150
                                       ============   ============   ============    ============   ============    ============





The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)







                                                                          2006                        2005
                                                                    ----------------            ----------------


Net cash used for operating activities                              $       (352,226)          $       (292,875)

Net cash provided by investing activities                                    250,257                     27,372
                                                                    ----------------           -----------------

Net decrease in cash and cash equivalents                                   (101,969)                  (265,503)

Cash and cash equivalents, beginning                                         115,889                    371,212
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $         13,920           $        105,709
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


The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2006 and 2005.


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


The following is a summary of investments in Local Limited Partnerships at December 31, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase

   price paid to withdrawing partners of Local Limited Partnerships                                 $    24,793,397


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $3,854,794)                                                                   (14,100,919)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,762,785)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,929,693


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                          1,054,870

   Cumulative amortization of acquisition fees and expenses                                                (304,564)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,679,999

Valuation allowance on investments in Local Limited Partnerships                                         (2,641,543)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,038,456
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


The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2006 is $505,374. For the nine months ended December 31, 2006, the Fund has not recognized $840,235 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.


2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2006 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     918,397
   Accumulated accretion of

     Original Issue Discount                                                                     1,903,240
                                                                                             -------------
                                                                                             $   2,821,637
                                                                                             =============

The fair value of these securities at December 31, 2006 is $2,993,393. Maturity dates for the STRIPS range from February 15, 2007 to May 15, 2010 with a final maturity value of $3,290,000.


3.   Significant Subsidiaries


The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2006 or 2005 or net losses for the three months ended either December 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2006 and 2005:

Pilot House Associates, Limited Partnership                                        2006                     2005
-------------------------------------------                                   ---------------           --------
Revenue                                                                       $       237,416           $     267,063
Net Income                                                                    $        45,269           $      87,715


Preston Place Associates Limited Partnership


Revenue                                                                       $       270,919           $     236,615
Net Income (Loss)                                                             $        22,358           $     (22,300)

Cottages of Aspen, Limited Partnership
Revenue                                                                       $       293,789           $     347,440
Net Income (Loss)                                                             $       (15,629)          $      25,860

Meadow Wood Townhomes, Limited Partnership
Revenue                                                                       $       157,205           $     191,327
Net Loss                                                                      $       (29,099)          $     (26,826)

Hudson Square Apartments  Limited Partnership
Revenue  (Loss)                                                               $       (37,738)          $     148,575
Net Income (Loss)                                                             $       (24,218)          $      10,380

Linden Square Housing Association, Limited Partnership
Revenue                                                                       $       186,062           $     186,626
Net Income (Loss)                                                             $        21,677           $     (10,690)



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)




3. Significant Subsidiaries (continued)

New Garden Associates, Limited Partnership                                         2006                     2005
------------------------------------------                                    ---------------           --------

Revenue                                                                       $          N/A            $      74,630
Net Loss                                                                      $          N/A            $     (39,044)

CHDC Albright, Limited Partnership

Revenue                                                                       $          N/A            $     209,176
Net Loss                                                                      $          N/A            $     (16,648)





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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,038,456 at December 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.


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

Liquidity and Capital Resources


At December 31, 2006, the Fund had cash and cash equivalents of $13,920, as compared with $115,889 at March 31, 2006. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2006, $13,920 of cash and cash equivalents has been designated as Reserves.


To date, professional fees relating to various Property issues totaling approximately $454,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2006, the Fund has advanced approximately $237,000 to Local Limited Partnerships to fund operating deficits.


The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on-going operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Fund has used approximately $776,000 of operating funds to replenish Reserves.


Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2006.

Results of Operations

Three Month Period


For the three months ended December 31, 2006, the Fund's operations resulted in a net loss of $30,662 as compared to a net loss of $21,821 for the same period in 2005. The increase in net loss is primarily attributable to a decrease in equity in income and an increase in general and administrative expenses, offset by an increase in other income. The decrease in equity in income of Local Limited Partnerships is primarily due to a decrease in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. General and administrative expenses increased due to legal expense. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying value of zero.


Nine Month Period


For the nine months ended December 31, 2006, the Fund's operations resulted in net income of $122,616 as compared to a net loss of $456,140 for the same period in 2005. The increase in net income is primarily attributable to an increase in recovery of provision for valuation of advances to Local Limited Partnerships, a decrease in provision for valuation of investments in Local Limited Partnerships and an increase in equity in income, offset by a decrease in other revenue, and an increase in general and administrative expenses. The increase in recovery of provision for valuation of advances to Local Limited Partnerships relates to reimbursement of previously reserved for advances made to Local Limited Partnerships. Provision for valuation of investments in Local Limited Partnerships decreased due to a valuation allowance for its investments in certain Local Limited Partnerships recorded in the prior year. The decrease in other revenue is primarily attributable to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is primarily due to increased legal expenses associated with litigation in which the Fund is currently involved. Equity in income of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships not recognized by the Fund.

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

As of December 31, 2006, the Fund's investment portfolio consisted of limited partnership interests in twenty-one Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As a result of the sale of a Property on January 23, 2007, the Fund's interest in the Local Limited Partnership owning the Property was disposed of. Therefore, the Fund's investment portfolio consists of Partnership interests in twenty Local Limited Partnerships. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Starting in 2006 and continuing through 2010, the Compliance Period of the twenty-one Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund. The Fund has not disposed of any Local Limited Partnership interests during the nine months ended December 31, 2006.


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

In October 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in February or March 2007.

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

Property Discussions


A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at September 30, 2006. A few Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, although occupancy has stabilized at 45th and Vincennes, located in Chicago, Illinois, debt service coverage and working capital remain were well below appropriate levels as of September 30, 2006. A site visit by a representative of the Managing General Partner in October 2005 found the Property in need of significant improvement. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. The Managing General Partner and Local General Partner have begun to explore an exit strategy that will allow for the Fund's disposition of its interest in this Local Limited Partnership subsequent to the end of the Property's Compliance Period on December 31, 2007.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the nine month period ending September 30, 2006.

As previously reported, New Garden Place, located in Gilmer, North Carolina, and has enjoyed strong operations for many years. In early 2004, the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payments than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Although occupancy improved to 93% as of September 30, 2006, a reduction in Federal Section 8 rental subsidy income throughout the same period continues to outweigh occupancy improvements, resulting in the below breakeven status at September 30, 2006. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Property remains current on its debt service obligations.

As previously reported, the Managing General Partner and Local General Partner of Meadow Wood, located in Smyrna, Tennessee had reached an agreement that would result in the early 2007 sale of this Property. On January 23, 2007, the Property was sold, resulting in net proceeds to the Fund of $1,174,546, or $30.96 per Unit. This sale will result in 2007 taxable income projected to be approximately $1,000,000, or $26 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, are currently exploring an exit strategy that would allow for a 2007 disposal of the Fund's interest in the Local Limited Partnership. Net sales proceeds and taxable income are unknown at this time.

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

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2006.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2007              BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                       A  LIMITED PARTNERSHI


                                       By: Arch Street VIII, Inc.,
                                       its Managing General Partner





                                       /s/Gary Mentesana
                                       Gary Mentesana
                                       President
                                       Arch Street VIII, Inc.