Form 10KSB
period 2007-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2007-07-16
CIK 870815

Microsoft Word 11.0.6502;









July 16, 2007





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund Plus, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2007 File Number 0-22104


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

  For  the   fiscal year ended March 31, 2007

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For  the   transition       period       from       to


                         Commission file number 0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership

          (Exact name of registrant as specified in its charter)

                   Massachusetts                      04-3105699
-----------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

   101 Arch Street, Boston, Massachusetts           02110-1106
----------------------------------------------      ------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (617) 439-3911
                                   -------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                       $37,933,000 as of March 31, 2007
                   --------------------------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                                                           Page No.

PART I

       Item 1       Business                                                    K-3
       Item 2       Properties                                                  K-5
       Item 3       Legal Proceedings                                           K-10
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                            K-10

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                             K-10
       Item 6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               K-11
       Item 7       Financial Statements and Supplementary Data                 K-16
       Item 8       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                      K-16
       Item 8A      Controls and Procedures                                     K-16
       Item 8B      Other Information                                           K-16

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                           K-16
       Item 10      Management Remuneration                                     K-17
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                       K-17
       Item 12      Certain Relationships and Related Transactions              K-18
       Item 13      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                         K-19
       Item 14.     Principal Accountant Fees and Services                      K-19



SIGNATURES                                                                      K-20
----------

CERTIFICATIONS                                                                  K-21
--------------


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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA

                                                                                                      Date
Properties owned by                                                                                 Interest
Local Limited Partnerships                               Location                                    Acquired

Leatherwood (formerly Village Oaks)(1)                   Yoakum, TX                                 12/23/91
Tamaric(1)                                               Cedar Park, TX                             12/23/91
Northwest(1)                                             Georgetown, TX                             12/23/91
Pilot House                                              Newport News, VA                           02/25/92
Jardines de Juncos                                       Juncos, PR                                 04/14/92
Livingston Arms                                          Poughkeepsie, NY                           05/01/92
Broadway Tower (1)                                       Revere, MA                                 06/02/92
45th & Vincennes                                         Chicago, IL                                06/26/92
Phoenix Housing (1)                                      Moorhead, MN                               07/06/92
Cottages of Aspen                                        Oakdale, MN                                07/02/92
Long Creek Court                                         Kittrell, NC                               07/01/92
Atkins Glen                                              Stoneville, NC                             07/01/92
Tree Trail                                               Gainesville, FL                            10/30/92
Meadow Wood (1)                                          Smyrna, TN                                 10/30/92
Primrose                                                 Grand Forks, ND                            12/09/92
Sycamore                                                 Sioux Falls, SD                            12/17/92
Preston Place                                            Winchester, VA                             12/21/92
Kings Grant Court                                        Statesville, NC                            12/23/92
Chestnut Plains (1)                                      Winston-Salem, NC                          12/24/92
Bancroft Court(1)                                        Toledo, OH                                 12/31/92
Capitol Park(1)                                          Oklahoma City, OK                          02/10/93
Hudson Square                                            Baton Rouge, LA                            03/08/93
Walker Woods II                                          Dover, DE                                  06/11/93
Vista Villa                                              Saginaw County, MI                         08/04/93
Metropolitan                                             Chicago, IL                                08/19/93
Carolina Woods II (1)                                    Greensboro, NC                             10/11/93
Linden Square                                            Genesee County, MI                         10/29/93
New Garden Place                                         Gilmer, NC                                 06/24/94
Findley Place                                            Minneapolis, MN                            07/15/94

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2007, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, and Kings Grant Court Limited Partnership representing 5.07%, have Third Renaissance Inc. as Local General Partners; (ii) Dakota Square Manor Limited Partnership and Duluth Limited Partnership II, representing 6.52%, have MetroPlains Acquisition Corporation as Local General Partners; and (iii) Pilot House Associates, L.P. and Preston Place Associates, L.P., representing 23.41%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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

Item 2.  Properties

The Fund currently owns limited partnership interests in nineteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%.

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




                                                        Capital Contributions
 Local Limited Partnership                           Total            Paid            Mtge. Loans                     Occupancy at
 Property Name                     Number of    Committed at         Through          Payable at           Type of     March 31,
 Property Location                Apt. Units    March 31, 2007   March 31, 2007  December 31, 2006      Subsidy *         2007
 --------------------------------   -------------  ------------   --------------     -----------------   ------------  -----------

Pilot House Associates, L.P
Pilot House
Newport News, VA                      132        $    2,479,708     $   2,479,708    $ 3,915,935          None               99%

Jardines Limited Dividend
  Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                             60               604,781          604,781       2,551,412           FmHA              100%

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                       26             1,114,686        1,114,686          62,182           None               92%

Cottage Homesteads of Aspen
  Limited Partnership
Cottages of Aspen
Oakdale, MN                           114             1,027,333        1,027,333       4,095,000           None               100%

45th & Vincennes Limited
  Partnership
45th & Vincennes
Chicago, IL
                                      18               689,080           689,080        530,658           Section 8            94
Long Creek Court Limited
  Partnership
Long Creek Court
Kittrell, NC                          14               120,476           120,476        534,363             FmHA              100%


                                                               Capital Contributions
Local Limited Partnership                           Total             Paid           Mtge. Loans                     Occupancy at
Property Name                    Number of       Committed at       Through          Payable at         Type of        March 31,
Property Location                Apt. Units      March 31, 2007  March 31, 2007   December 31, 2006       Subsidy *     2007
 ------------------------------ --------------    ----------       --------------  ----------------  ------------------ --------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                       24             205,574            205,574            926,211          FmHA               92%

Tree Trail Apartments,
  A Limited Partnership
Tree Trail
Gainesville, FL                      108           2,060,143          2,060,143          2,402,214          None               97%

Dakota Square Manor
  Limited Partnership
Primrose
Grand Forks, ND                      48             674,557            674,557              992,899        None               96%

Duluth Limited Partnership II
Sycamore
Sioux Falls, SD                       48            657,000             657,000           1,171,511        None               85%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                       120           2,300,000          2,300,000           3,739,101        None               94%


                                                                  Capital Contributions
Local Limited Partnership                             Total           Paid            Mtge. Loans                 Occupancy at
Property Name                    Number of          Committed at   Through            Payable at         Type of    March 31,
Property Location              Apt Units          March 31, 2007  March 31, 2007   December 31, 2006    Subsidy *    2007
 ---------------------------------------------    ------------   --------------  ---------------- ------------     -------

Kings Grant Court
 Limited Partnership
Kings Grant Court
Statesville, NC                    36                 708,530         708,530             789,909        None            100%

Hudson Square Apartments
  Company (A Limited
  Partnership) Hudson Square
Baton Rouge, LA                    82                 554,670         554,670             156,986       Section 8         100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                          19                 591,429         591,429             840,296         None            89%

Vista Villa Limited Dividend
  Housing Association
  Limited Partnership
Vista Villa
Saginaw County, MI                100               1,204,762        1,204,762            3,121,322       None            92%

Metropolitan Apartments
  Limited Partnership
Metropolitan
Chicago, IL                        69               2,139,159        2,139,159            1,699,905      Section 8        86%


                                                              Capital Contributions
Local Limited Partnership                           Total             Paid              Mtge. Loans               Occupancy at
Property Name                     Number of      Committed at        Through            Payable at       Type of    March 31,
Property Location               Apt. Units      March 31, 2007    March 31, 2007     December 31, 2006   Subsidy *    2007
 ---------------------------------------------   ------------      --------------     ----------------   ----------  -------

Linden Square Limited Dividend
  Housing Association
  Limited Partnership
Linden Square
Genesee County, MI                 120            1,299,774           1,299,774           3,690,467        None         98%

New Garden Associates,
  Limited Partnership
New Garden Place
Gilmer, NC                         76             1,269,794           1,269,794            2,158,783       None          99%

Exodus/Lyndon/Windsor,
 Limited Partnership
Findley Place                      89                716,000            716,000           5,485,858        None          100%
                                  ------       --------------        -------------    ---------------
Minneapolis, MN                    1,303       $   20,417,456       $  20,417,456      $ 38,865,012
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

Item 3.  Legal Proceedings

As previously reported, for the past several years the following three litigation proceedings had been pending between certain investors and various affiliates of the General Partners, including the Partnership, concerning, among other things, those investors' requests to inspect certain alleged "books and records" of the Partnership and the affiliates: Park G.P., Inc. ("Park") brought a lawsuit against the Partnership and various affiliates of the General Partner and their purported general partners (collectively, the "Fund Parties") in state court in Missouri (the "Missouri Lawsuit"); the Fund Parties brought a declaratory judgment lawsuit against Everest Housing Investors 2, LLC and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court (the "Everest Massachusetts Lawsuit"); and Boston Financial Qualified Housing Tax Credits L.P. IV ("Partnership IV") and its general partners brought a lawsuit against Park and its affiliate Bond Purchase, L.L.C. ("Bond") in Massachusetts state court (the "Park and Bond Massachusetts Lawsuit").

As of April 21, 2007, the Fund Parties and Partnership IV reached an agreement with Park, Bond and the Everest Entities to resolve these lawsuits (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the claims and counterclaims asserted in the Everest Massachusetts Lawsuit have been dismissed with prejudice and the claims in the Missouri Lawsuit and the Park and Bond Massachusetts Lawsuit have been dismissed without prejudice, all in exchange for options, subject to various conditions, to purchase certain Local Limited Partnership interests held by Partnership IV, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V and Boston Financial Tax Credit Fund VII, A Limited Partnership at specified prices.

Except as noted above, the Partnership is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2007, there were 1,841 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. The Fund has made no cash distributions during the years ended March 31, 2007 and 2006.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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

On February 15, 2007 the Fund received $187,000 or $56.87 per Class B unit, as the Fund's initial investment in Treasury STRIPS matured. The Managing General Partner currently expects to distribute these funds to Class B Limited Partners, along with $342,000, or $103.95 per Class B unit, expected from an upcoming August 2007 maturity, by the end of calendar year 2007.

As of March 31, 2007, the Fund's investment portfolio consisted of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance period for ten of the remaining nineteen Properties has expired, while the other nine Properties have compliance periods that expire in 2007 or 2008. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. The Fund has disposed of two Local Limited Partnership interests during the twelve months ended March 31, 2007.

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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,978,708 at March 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At March 31, 2007, the Fund had cash and cash equivalents of $1,132,010, as compared to $115,889 at March 31, 2006. The increase is primarily attributable to cash received from the sale of investments in a Local Limited Partnership as well as cash distributions received from Local Limited Partnerships and proceeds from maturities of investment securities, partially offset by cash used for operations.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2007, $788,364 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $455,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2007, the Fund has advanced approximately $237,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's on going operations. Reserves may be used to fund Fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has not used any of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2007. The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2007, the Fund's operations resulted in a net income of $2,233,324 as compared to a net loss of $663,895 for the same period in 2006. The increase in net income is primarily attributable to a decrease in provision for valuation allowance on investments in Local Limited Partnerships, a decrease in equity in losses of Local Limited Partnerships and an increase in gain on sale, partially offset by an increase in general and administrative expense. Provision for valuation allowance on investment increased due to the Fund recording less valuation allowance on investment in certain Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The increase in gain on sale is due to the Fund receiving sales proceeds in excess of the book value of two disposed properties. The increase in general and administrative expenses is due to an increase in legal expenses partially offset by a decrease in charges due to an affiliate of the managing General Partner for operational and administrative expense necessary for operations of the fund and decreased expenses associated with auditing the Fund's financial statements.

Low-Income Housing Tax Credits

The 2006 Tax Credits per Unit were $0 for Class A Unit and Class B Unit investors. The 2005 Tax Credits per Unit were $0.23 and $0.17 for Class A Unit and Class B Unit investors, respectively. The Tax Credits stabilized in 1995 and are expected to continue to decrease as certain Properties reach the end of the ten year Tax Credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future.

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at December 31, 2006. A few Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, Carolina Woods II, located in Greensboro, North Carolina, was under agreement to be sold during the first half of 2006. On March 22, 2006, Carolina Woods II was sold, effecting the Fund's disposition of its interest in this Local Limited Partnership. As expected, the Property's sales price was insufficient to produce any net proceeds to the Fund. This sale resulted in a 2006 taxable loss of $80,228 or $2.12 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, due to concerns over the long-term financial health of Primrose, Phoenix Housing and Sycamore, located in Grand Forks, North Dakota, Moorhead, Minnesota and Sioux Falls, South Dakota, respectively, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. All three Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in the three Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the three Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. The Managing General Partner has the right to transfer the Fund's remaining interests.

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

As previously reported, although occupancy has stabilized at 45th and Vincennes, located in Chicago, Illinois, debt service coverage and working capital remaining was well below appropriate levels as of December 31, 2006. A site visit by a representative of the Managing General Partner in October 2006 found the Property in need of significant improvement. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. A representative of the Managing General Partner will visit the property in mid-2007 to re-assess the management agent and physical condition. The Managing General Partner and Local General Partner have begun to explore an exit strategy that will allow for the Fund's disposition of its interest in this Local Limited Partnership subsequent to the end of the Property's Compliance Period on December 31, 2007. An independent market analysis has confirmed that the property's market value is lower than its existing senior and subordinated debt.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the twelve-month period ending December 31, 2006.

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

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Although occupancy displayed signs of improvement, 87% at December 31, 2006, remains below acceptable level. High maintenance and repair expense, combined with a reduction in Federal Section 8 rental subsidy income resulted in the Property's below breakeven status at December 31, 2006. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, will no longer continue to fund deficits. The Managing General Partner is negotiating an agreement with the Local General Partners to jointly fund operating deficits in 2007, possibly requiring advances of approximately $100,000 from the Fund's reserves. The Property remains current on its debt service obligations.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, are currently exploring an exit strategy that would allow for a 2007 disposal of the Fund's interest in the Local Limited Partnership. Net sales proceeds and taxable income are unknown at this time.

The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, will be terminated upon the sale of the Property in early 2008. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $83,000, or $2.19 per Unit. This sale would result in taxable income projected to be approximately $190,000, or $5.01 per Unit.

The Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, are exploring an exit strategy that may result in the 2008 disposal of the Partnership's interest in the Local Limited Partnership. Net sales proceeds, if any, and taxable income resulting from the eventual sale of the property are inestimable at this time.

On March 21, 2007, the Managing General Partner exercised the Fund's put option and transferred its interest in the Local Limited Partnership that owned Broadway Tower, located in Revere, Massachusetts, for $50,000 or $1.32 per Unit. Proceeds related to this sale were received on April 18, 2007. The sale of this Local Limited Partnership will result in 2007 taxable income projected to be approximately $1,000,000, or $26.36 per Unit. The Fund retained an economic interest in the transferred Property in the form of a contingent note equal to 10% of Related Party Payments, as defined in the contingent note agreement. The Fund no longer has an interest in this Local Limited Partnership.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2007 and 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None.

Item 8A.  Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Partnership's principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 31,2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

Item 8B. Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2007.

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

     Name                                                      Position

Gary Mentesana                                        Executive Vice President
Michael H. Gladstone                                      Principal, Member

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

Gary A. Mentesana, age 42, Executive Vice President, Head of the Affordable Housing Group - Mr. Mentesana has been Executive Vice President of MuniMae (the "Company") since July 2003. He is the head of the Company's Affordable Housing Group and is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Mentesana served as the Company's Chief Capital Officer as well as the Company's Chief Financial Officer. Mr. Mentesana's tenure with the Company began with the Company's predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1988. Prior to joining the Company, Mr. Mentesana worked for Coopers and Lybrand and was a Certified Public Accountant. Mr. Mentesana graduated from the University of Rhode Island.

Michael H. Gladstone, age 50, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2007, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2007 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2007 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of Gross Proceeds. $2,035,611 of organization fees and expenses incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2007.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and were reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2007.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2007 are as follows:

                                               2007                  2006
                                           --------------        ----------

Asset management fees                $      171,881        $        173,806

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2007 are as follows:

                                                   2007               2006
                                              --------------       ----------

Salaries and benefits expense reimbursements    $  137,789     $    146,027

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2007.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2007 is presented in Note 6 to the Financial Statements.

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

(b)      Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley
              Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2007 as follows:

                                         2007                  2006
                                      --------------        ----------

Audit fees                         $       63,610        $       75,219
Tax fees                           $        2,400        $        2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2007.

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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Gary Mentesana                      Date:    July 16, 2007
           --------------------------------------         ------------------
           Gary Mentesana
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Gary Mentesana                       Date:    July 16, 2007
           --------------------------------------          ------------------
           Gary Mentesana
           President
           Arch Street VIII, Inc.



     By:   /s/Michael H. Gladstone                   Date:   July 16, 2007
           -----------------------------                     -----------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

                BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007

                                      INDEX

                                                                Page No.


Report of Independent Registered Public Accounting Firm           F-2
     for the years ended March 31, 2007 and 2006

Financial Statements:

     Balance Sheet - March 31, 2007                               F-3

     Statements of Operations - For the years ended
       March 31, 2007 and 2006                                    F-4

     Statements of Changes in Partners' Equity  -
       For the years ended March 31, 2007 and 2006                F-5

     Statements of Cash Flows - For the years ended
       March 31, 2007 and 2006                                    F-6

     Notes to the Financial Statements                            F-7

             Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers, LLP

Boston, Massachusetts
June 22, 2007

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)





                                  BALANCE SHEET
                                 March 31, 2007



Assets

Cash and cash equivalents                                                                         $     1,132,010
Restricted cash (Note 4)                                                                                  187,000
Investment in Local Limited Partnerships (Note 3)                                                       5,978,708
Other investments (Note 4)                                                                              2,687,289
Accounts receivable (Note 3)                                                                               50,000
                                                                                                  ---------------
   Total Assets                                                                                   $    10,035,007
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                         $       215,084
Accrued expenses                                                                                           35,065
                                                                                                  ---------------
   Total Liabilities                                                                                      250,149
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  9,784,858
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    10,035,007
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

                           BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended March 31, 2007 and 2006



                                                                                    2007                    2006
                                                                                 ----------------         ----------
 Revenue:
   Investment                                                                   $     6,593         $        14,700
   Accretion of Original Issue Discount (Note 4)                                    211,900                 198,929
   Other                                                                             14,533                  54,703
                                                                                ----------------    ---------------
     Total Revenue                                                                  233,026                 268,332
                                                                                ----------------    ---------------

Expense:
   Asset management fees, affiliate (Note 5)                                        171,881                 173,806
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 3)                                                        -                 394,517
   Provision for (recovery of) valuation of advances to
     Local Limited Partnerships (Note 3)                                            (40,170)                      -
   General and administrative (includes reimbursements
     to an affiliate in the amount of $137,789 and
     $146,027 in 2007 and 2006, respectively)                                       344,014                 330,839
   Amortization                                                                       8,654                   9,626
                                                                                  ---------           -------------
     Total Expense                                                                  484,379                 908,788
                                                                                ----------------      -------------

Loss before equity in income (losses) of Local Limited Partnerships and gain on sale of investments in Local Limited
   Partnerships                                                                    (251,353)               (640,456)

Equity in income (losses) of Local Limited Partnerships (Note 3)                  1,310,589                 (23,439)

Gain on sale of investments in Local Limited Partnerships (Note 3)                1,174,088                        -
                                                                                 ----------------     --------------

Net Income (Loss)                                                                 $2,233,324         $     (663,895)
                                                                                ================      ==============

Net Income (Loss) allocated:
   General Partners                                                              $  365,853           $      (8,628)
   Class A Limited Partners                                                       1,747,953                (799,527)
   Class B Limited Partners                                                         119,518                  144,260
                                                                                ----------------         -----------
                                                                                 $2,233,324           $    (663,895)
                                                                                 ================        ===========
Net Income (Loss) per Limited Partner Unit
   Class A Unit (34,643 Units)                                                   $   50.46             $     (23.08)
                                                                                   ================     ============
   Class B Unit (3,290 Units)                                                    $   36.33             $       43.85
                                                                                   ================      ===========

    The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2007 and 2006





                                                                        Investor        Investor         Net
                                                          Initial        Limited        Limited      Unrealized
                                           General        Limited       Partners,      Partners,        Gains
                                          Partners        Partner        Class A        Class B       (Losses)         Total
                                       ------------   ------------   ------------    ------------   ------------      ------

Balance at March 31, 2005              $   (259,376)  $      5,000   $  5,622,979    $  2,846,826   $      (18)    $ 8,215,411

Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                -              -              -               -       (1,278)        (1,278)
  Net Income (Loss)                          (8,628)             -       (799,527)        144,260           -        (663,895)
                                       ------------   ------------   ------------    ------------       -------     ----------
Comprehensive Income (Loss)                  (8,628)             -       (799,527)        144,260       (1,278)       (665,173)
                                       ------------   ------------   ------------    ------------    ------------   ----------

Balance at March 31, 2006                  (268,004)         5,000      4,823,452       2,991,086       (1,296)      7,550,238
                                       -------------  ------------   ------------    ------------     ------------ -----------

Comprehensive Income:
  Change in net unrealized
     losses on investment
     securities available for sale                -              -              -               -         1,296          1,296
  Net Income                                365,853              -      1,747,953         119,518            -       2,233,324
                                       ------------   ------------   ------------    ------------      ----------  -----------
Comprehensive Income                        365,853                     1,747,953         119,518        1,296       2,234,620
                                       ------------   ------------   ------------    ------------    ------------ ------------

Balance at March 31, 2007              $     97,849   $      5,000   $  6,571,405    $  3,110,604   $          -   $9,784,858
                                       ============   ============   ============    ============    ===========  ===========

    The accompanying notes are an integral part of these financial statements.

                             BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                 (A Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                        For the Years Ended March 31, 2007 and 2006





                                                                                 2007                   2006
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Income (Loss)                                                       $      2,233,324         $     (663,895)
   Adjustments to reconcile net income to net
     cash used for operating activities:
   Equity in income (losses) of Local Limited Partnerships                       (1,310,589)                 23,439
   Gain on sale of investments in Local Limited
     Partnerships                                                                (1,174,088)                      -
   Recovery of prior year provision for valuation allowance on
     advances to Local Limited Partnerships                                         (40,170)                      -
   Provision for valuation allowance on investments in Local
     Limited Partnerships                                                                 -                 394,517
   Accretion of Original Issue Discount                                            (211,900)              (198,929)
   Amortization                                                                       8,654                   9,626
   Accretion                                                                         (1,057)                    391
   Cash distributions included in net income or loss                                 (3,258)               (34,758)
   Gain on sales of investment securities                                             1,159                       -
   Other non-cash item                                                                   10                      22
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
     Accounts receivable                                                             10,000                (10,000)
     Other assets                                                                     1,267                   (886)
     Due to affiliate                                                                80,854                  90,105
     Accrued expenses                                                                 7,112                   7,553
                                                                           ----------------         ---------------
Net cash used for operating activities                                             (398,682)              (382,815)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Purchases of investment securities                                                     -               (199,334)
   Proceeds from maturity of T-Strips                                               187,000                       -
   Investment in restricted cash                                                   (187,000)                      -
   Proceeds from sales and maturities of investments securities                      99,080                 100,518
   Reimbursement of advances to Local Limited Partnerships                           40,170                       -
   Cash distributions received from Local
     Limited Partnerships                                                           117,120                 226,308
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         1,158,433                       -
                                                                           ----------------        ----------------
Net cash provided by investing activities                                         1,414,803                 127,492
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                              1,016,121               (255,323)

Cash and cash equivalents, beginning of year                                        115,889                 371,212
                                                                           ----------------         ---------------

Cash and cash equivalents, end of year                                     $      1,132,010         $       115,889
                                                                           ================         ===============

Non cash investment activity:
   Accounts receivable from sale of investments in Local
     Limited Partnerships                                                  $        (50,000)       $              -
                                                                           ================        ================

    The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VI Limited Partnership, a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Fund ends on March 31.

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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2007, the Managing General Partner has designated approximately $788,000 as such Reserves.

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

Other Investments

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

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,978,708 at March 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to partners for use in offsetting their Federal income tax liability.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership's respective investment balance has been reduced to zero.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                      NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)
----------------------------------------------------

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2006 and 2005 and for the years then ended.

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

Effect of New Accounting Principle

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for financial statements for fiscal years beginning after December 15, 2006. FIN 48 provides guidance to all enterprises, including pass-through entities, for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. The General Partner will adopt FIN 48 as of April 1, 2007. The General Partner is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Company.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March
31, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    20,684,613

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,210,640)                                                                   (9,028,675)

Cumulative cash distributions received from Local Limited Partnerships                                  (3,548,032)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,107,906

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            717,628

   Cumulative amortization of acquisition fees and expenses                                               (221,396)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,604,138

Valuation allowance on investments in Local Limited Partnerships                                        (2,625,430)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,978,708
                                                                                                    ===============

For the year ended March 31, 2007, $40,170 was reimbursed from the Local Limited Partnership relating to advances made in previous years.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2006 and 2005 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheet - as of December 31,

                                                                                   2006                   2005
                                                                             ----------------          ----------
Assets:
   Investment property, net                                                  $     49,074,593    $     49,750,790
   Other assets                                                                     6,263,610           7,042,017
                                                                             ----------------    ----------------
     Total Assets                                                            $     55,338,203    $     56,792,807
                                                                             ================    ================

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     45,494,800    $     46,863,083
   Other liabilities                                                                7,286,269           6,508,731
                                                                             ----------------    ----------------
     Total Liabilities                                                             52,781,069          53,371,814
                                                                             ----------------    ----------------

Fund's Equity                                                                       2,372,971           2,987,281
Other partners' Equity                                                                184,163             433,712
                                                                             ----------------    ----------------
   Total Partners' Equity                                                           2,557,134           3,420,993
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $     55,338,203    $     56,792,807
                                                                             ================    ================

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2006                   2005
                                                                             ----------------          ----------

Rental and other income                                                      $     11,410,056    $     11,714,103

Expenses:
   Operating                                                                        6,924,228           7,516,627
   Interest                                                                         2,482,296           2,756,488
   Depreciation and amortization                                                    2,622,991           2,734,263
                                                                             ----------------    ----------------
     Total Expenses                                                                12,029,515          13,007,378
                                                                             ----------------    ----------------

Net Loss                                                                     $       (619,459)   $    (1,293,275)
                                                                             ================    ================

Fund's share of net loss (includes adjustments from prior years)             $        427,145    $    (1,250,779)
                                                                             ================    ================
Other partners' share of net loss                                            $       (976,658)   $       (42,496)
                                                                             ================    ================

For the years ended March 31, 2007 and 2006, the Fund has not recognized $1,009,188 and $1,323,082, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $125,744 and $95,742 were included in losses recognized in the years ended March 31, 2007 and 2006, respectively.

The Fund's equity as reflected by the Local Limited Partnerships of $2,372,971 differs from the Fund's investments in Local Limited Partnerships before adjustments of $8,107,906 primarily due to cumulative unrecognized losses as described above, two Local Limited Partnerships whose interests were liquidated in the quarter ended March 31, 2007 included in the summarized balance sheets of the Local Limted Partnerships, advances to Local Limited Partnerships which the Fund included in investments in Local Limited Partnerships and differences in the accounting treatment of miscellaneous items.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

During the year ended March 31, 2007, the Fund sold its investments in two Local Limited Partnerships, resulting in gains totaling $1,174,088. As of March 31, 2007, $50,000 is receivable related to the sale of one of these Local Limited Partnerships.

4.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2007 is composed of the following:

   Aggregate cost of Treasury STRIPS                 $       858,197
   Accumulated accretion of
     Original Issue Discount                               1,829,092
                                                     ---------------
                                                     $     2,687,289

The fair value of these securities at March 31, 2007 is $3,038,152. As of March 31, 2007, one Treasury Strip matured yielding proceeds of $187,000. These proceeds are included in restricted cash as of March 31, 2007. The next maturity date for the STRIPS is August 15, 2007 and the final maturity will take place on May 15, 2010. The total maturity value is $3,290,000.

5.   Transactions with Affiliate

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $171,881 and $173,806 for the years ended March 31, 2007 and 2006, respectively. Included in due to affiliates at March 31, 2007 is $215,084 of Asset Management Fees. During the years ended March 31, 2007 and 2006, $0 and $174,728, respectively were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2007 and 2006 is $137,789 and $146,027, respectively, that the Fund has incurred for these expenses. During the year ended March 31, 2007 and 2006, salaries and benefits of $228,816 and $55,000, respectively, were paid to the affiliate of the Managing General Partner as of March 31, 2007, all of reimbursements to an affiliate of the Managing General Partner were paid.

In December 2006, Fund cash was invested in below-market interest bearing accounts as part of a banking arrangement which resulted in financial benefits to affiliates of MMA Financial. MMA Financial subsequently determined that this arrangement was inconsistent with the terms of the Partnership Agreement and terminated the arrangement. MMA intends to pay the interest lost by the Fund (approximately $20,000) to the Fund in July 2007.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Federal Income Taxes

The following schedules reconcile the reported financial statement net income
(loss) for the fiscal years ended March 31, 2007 and 2006 to the net loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2006 and 2005:

                                                                                    2007                      2006
                                                                               --------------               --------

Net income (loss) per financial statements                                     $    2,233,324         $    (663,895)

Equity in (income) losses of Local Limited Partnerships for financial reporting
   (tax) purposes in excess of equity in losses for tax
(financial
   reporting) purposes                                                             (1,272,004)               635,105

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (883,444)           (1,227,340)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                       (41,065)                 9,292

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (42,198)              (34,509)

Recovery of provision for valuation of advances to Local Limited
   Partnerships not reportable for tax purposes                                       (40,170)                     -

Provision for valuation allowance on investments in Local Limited
   Partnerships not deductible for tax purposes                                             -                394,517

Gain on sale of investments in Local Limited Partnership for tax (financial reporting) purposes in excess of gain for financial (tax)
   reporting purposes                                                              (1,174,085)               144,125

Cash distributions included in net income (loss) for financial
   reporting purposes                                                                   3,258               (34,758)
                                                                               --------------          -------------

Net Loss per tax return                                                        $   (1,216,384)        $    (777,463)
                                                                               ==============          =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2007 and December 31, 2006, respectively are as follows:

                                                               Financial
                                                               Reporting             Tax
                                                               Purposes           Purposes           Differences

Investments in Local Limited Partnerships                   $    5,978,708     $     (269,705)     $    6,248,413
                                                            ==============     ==============      ==============
Other assets                                                $    4,056,299     $    7,967,130      $  (3,910,831)
                                                            ==============     ==============      ==============
Liabilities                                                 $      250,149     $      199,881      $       50,268
                                                            ==============     ==============      ==============

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $9,481,000 greater than for financial reporting purposes including approximately $3,211,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the Fund has provided an impairment allowance of approximately $2,625,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (iv) the disposal of investment in two Local Limited Partnerships during the quarter ended March 31, 2007 resulted in its removal from investments in Local Limited Partnerships for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of March 31, 2007 or 2006 or net losses for the years ended either March 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2006 and 2005:

Pilot House Associates Limited Partnership                                         2006                        2005
------------------------------------------                                    ---------------                --------

Total Assets                                                                  $     5,359,734           $   4,714,403
Total Liabilities                                                             $     4,691,908           $   4,044,311
Revenue                                                                       $     1,060,847           $   1,036,164
Net Income                                                                    $        90,097           $     219,986

Preston Place Associates Limited Partnership

Total Assets                                                                  $          N/A            $   4,190,464
Total Liabilities                                                             $          N/A            $   4,049,010
Revenue                                                                       $          N/A            $     954,883
Net Income (Loss)                                                             $          N/A            $   (211,972)


