Form 10QSB
period 2007-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2007-08-15
CIK 870815

August 14, 2007




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2007 File Number 0-22104



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


For the quarterly period ended                June 30, 2007
                                       --------- -----------------------------


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

                 (Exact name of registrant as specified in its charter)


                   Massachusetts                        04-3105699
------------------------------------------------- ------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


   101 Arch Street, Boston, Massachusetts                     02110-1106
----------------------------------------------            ------------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
     ----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2007                                         1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2007 and 2006                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2007                         3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2007 and 2006                              4

         Notes to the Financial Statements (Unaudited)                                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            8

Item 3.  Controls and Procedures                                                          13
PART II - OTHER INFORMATION

Items 1-6                                                                                 14

SIGNATURE                                                                                 15

CERTIFICATIONS                                                                            16


                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership
                                  BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)




         Assets

Cash and cash equivalents                                                                         $     1,246,053
Restricted cash                                                                                           187,000
Investment in Local Limited Partnerships (Note 1)                                                       5,933,012
Other investments (Note 2)                                                                              2,739,670
                                                                                                  ---------------
   Total Assets                                                                                   $    10,105,735
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       257,355
Accrued expenses                                                                                           36,072
                                                                                                  ---------------
   Total Liabilities                                                                                      293,427
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  9,812,308
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    10,105,735
                                                                                                  ===============


    The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership
                        STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)




                                                                                  2007                       2006
                                                                           ----------------               ---------
Revenue:
   Investment                                                              $          1,375        $          3,182
   Accretion of Original Issue Discount (Note 2)                                     52,381                  51,250
   Other                                                                              5,060                   3,855
                                                                           ----------------        ----------------
     Total Revenue                                                                   58,816                  58,287
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  42,271                  43,203
   Recovery of prior years' provision for valuation allowance
     on advances to Local Limited Partnerships                                            -                 (23,804)
   General and administrative (includes reimbursements to an
     affiliate in the amount of $43,845 and $40,205 in
     2007 and 2006, respectively)                                                    79,250                 129,028
   Amortization                                                                       2,163                   2,507
                                                                           ----------------        ----------------
     Total Expense                                                                  123,684                 150,934
                                                                           ----------------        ----------------

Loss before equity in income of Local Limited Partnerships,
   and gain on sale of investments in Local Limited Partnerships                    (64,868)                (92,647)

Equity in income of Local Limited Partnerships (Note 1)                              92,317                  52,571
                                                                           ----------------         ----------------

Gain on sale of investments in Local Limited Partnerships                                 1                       -

Net Income (Loss)                                                          $         27,450        $        (40,076)
                                                                           ================         ================

Net Income (Loss) allocated:
   General Partners                                                        $            274        $           (913)
   Class A Limited Partners                                                         (23,592)                (84,627)
   Class B Limited Partners                                                          50,768                  45,464
                                                                           ----------------        ----------------
                                                                           $         27,450        $        (40,076)
                                                                           ================         ================
Net Income (Loss) per Limited Partner Unit
   Class A Unit (34,643 Units)                                             $           (.68)       $          (2.44)
                                                                           ================         ================
   Class B Unit (3,290 Units)                                              $          15.43        $          13.82
                                                                           ================         ================





    The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2007
                                   (Unaudited)






                                                                        Investor        Investor
                                                          Initial        Limited        Limited
                                           General        Limited       Partners,      Partners,
                                          Partners        Partner        Class A        Class B         Total

Balance at March 31, 2007              $     97,849   $      5,000   $  6,571,405    $  3,110,604   $  9,784,858
                                       ------------   ------------   ------------    ------------   ------------

Net Income (Loss)                               274              -        (23,592)         50,768         27,450
                                       ------------   ------------   ------------    ------------   ------------

Balance at June 30, 2007               $     98,123   $      5,000   $  6,547,813    $  3,161,372   $  9,812,308
                                       ============   ============   ============    ============   ============




 The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership
                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)







                                                                            2007                         2006
                                                                    ----------------                  ----------

Net cash used for operating activities                              $        (25,066)          $        (30,825)

Net cash provided by investing activities                                    139,109                     86,766
                                                                    ----------------           ----------------

Net increase in cash and cash equivalents                                    114,043                     55,941

Cash and cash equivalents, beginning                                       1,132,010                    115,889
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $      1,246,053           $        171,830
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

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2007. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June
30, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    20,709,612

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,448,116)                                                                    (8,933,100)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,712,139)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              8,064,373

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            717,628

   Cumulative amortization of acquisition fees and expenses                                                (223,559)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,558,442

Valuation allowance on investments in Local Limited Partnerships                                         (2,625,430)
                                                                                                    ----------------

Investments in Local Limited Partnerships                                                           $     5,933,012
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

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2007 is $141,901. For the three months ended June 30, 2007, the Fund has not recognized $234,218 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2007 is composed of the following:

   Aggregate cost of Treasury STRIPS                        $     858,197
   Accumulated accretion of
     Original Issue Discount                                    1,881,473
                                                            -------------
                                                           $   2,739,670

The fair value of these securities at June 30, 2007 is $3,060,012. Maturity dates for the STRIPS range from August 15, 2007 to May 15, 2010 with a final maturity value of $3,103,000.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2007 or 2006 or net losses for the three months ended either June 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2007 and 2006:

Pilot House Associates Limited Partnership                                         2007                     2006
------------------------------------------                                    ---------------           --------
Revenue                                                                       $       265,212           $     259,041
Net Income                                                                    $        22,524           $      54,997

Preston Place Associates Limited Partnership
Revenue                                                                       $       250,094           $     238,721
Net Income (Loss)                                                             $        20,955           $     (52,993)

Cottage Homestead of Aspen
Limited Partnership
Revenue                                                                       $       300,291           $     317,266
Net Income                                                                    $        17,044           $      21,779

Meadow Wood Townhouses,
A Limited Partnership
Revenue                                                                                   N/A           $     176,649
Net Loss                                                                                  N/A           $     (13,520)

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership
                   NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3. Significant Subsidiaries (continued)

Hudson Square Apartments  Limited Partnership                                      2007                     2006
---------------------------------------------                                 ---------------           --------
A Limited Partnership
---------------------
Revenue                                                                       $       150,333           $     149,779
Net Income                                                                    $        37,879           $      35,064

Metropolitan Apartments, Limited Partnership
Revenue                                                                       $       142,460           $     143,558
Net Loss                                                                      $       (56,983)          $     (47,335)

Linden Square Limited Divided
Housing Association Limited Partnership
Revenue                                                                       $       187,252           $     187,431
Net Income                                                                    $        21,001           $      10,866


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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,933,012 at June 30, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At June 30, 2007, the Fund had cash and cash equivalents of $1,246,053 as compared with $1,132,010 at March 31, 2007. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2007, $761,351 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $457,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2007, the Fund has advanced approximately $262,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2007.

Results of Operations

For the three months ended June 30, 2007, the Fund's operations resulted in a net income of $27,450, as compared to a net loss of $40,076 for the same period in 2006. The increase in net income is primarily attributable to an increase in equity in income of Local Limited Partnerships, a decrease in general and administrative expenses offset by a prior year recovery of provision for valuation allowance on advances to Local Limited Partnerships. Equity in income of Local Limited Partnerships increased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnership with carrying values of zero. General and administrative expenses decreased primarily due to decreased legal expenses. The prior year recovery of advances to Local Limited Partnerships was due to the reimbursement of previously reserved for advances made to one of the Local Limited Partnerships.

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

As of June 30, 2007, the Fund's investment portfolio consisted of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for ten of the remaining nineteen Properties has expired, while the other nine Properties have compliance periods that expire in 2007 or 2008. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. The Fund has not disposed of any Local Limited Partnership interests during the three months ended June 30, 2007.

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


Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at March 31, 2007. A few Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, due to concerns over the long-term financial health of Primrose located in Grand Forks, North Dakota and Sycamore, located in Sioux Falls, South Dakota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. Both Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in these Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. The Managing General Partner has the right to transfer the Fund's remaining interests.

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

As previously reported, although occupancy has stabilized at 45th and Vincennes, located in Chicago, Illinois, debt service coverage and working capital remaining was well below appropriate levels as of March 31, 2007. A site visit by a representative of the Managing General Partner in October 2006 found the Property in need of significant improvement. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. A representative of the Managing General Partner will visit the property in mid-2007 to re-assess the management agent and physical condition. The Managing General Partner and Local General Partner continue to explore an exit strategy that will allow for the Fund's disposition of its interest in this Local Limited Partnership subsequent to the end of the Property's Compliance Period on December 31, 2007. An independent market analysis has confirmed that the property's market value is lower than its existing senior and subordinated debt.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the three-month period ending March 31, 2007.

As previously reported, New Garden Place, located in Gilmer, North Carolina, has operated at above breakeven for many years. In early 2004, the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payments than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Occupancy remains below an acceptable level, 86% at March 31, 2007. High maintenance and repair expense, combined with a reduction in Federal Section 8 rental subsidy income, resulted in the Property's below breakeven status at March 31, 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, will no longer continue to fund deficits. The Managing General Partner is negotiating an agreement with the Local General Partners to jointly fund operating deficits in 2007, possibly requiring advances of approximately $100,000 from the Fund's reserves. The Property remains current on its debt service obligations.

As previously reported the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a 2007 disposal of the Fund's interest in the Local Limited Partnership. The Managing General Partner estimates that a 2008 disposal is now more likely. Net sales proceeds and taxable income are unknown at this time.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in early 2008. Due to the inability of the potential buyer to receive a tax credit allocation for the property from the Delaware State Housing Authority, the sale of this property will be delayed. The Managing General Partner and Local General Partner will continue to explore an exit strategy.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, continue to explore an exit strategy that may result in the 2008 disposal of the Partnership's interest in the Local Limited Partnership. Net sales proceeds, if any, and taxable income resulting from the eventual sale of the property are inestimable at this time.

As previously reported, on March 21, 2007, the Managing General Partner exercised the Fund's put option and transferred its interest in the Local Limited Partnership that owned Broadway Tower, located in Revere, Massachusetts, for $50,000 or $1.32 per Unit. Proceeds related to this sale were received on April 18, 2007. The sale of this Local Limited Partnership will result in 2007 taxable income projected to be approximately $1,000,000, or $26.36 per Unit. The Fund retained an economic interest in the transferred Property in the form of a contingent note equal to 10% of Related Party Payments, as defined in the contingent note agreement. The Fund no longer has an interest in this Local Limited Partnership.

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Cottages of Aspen, located in Oakdale, Minnesota, will be terminated upon the sale of the Property in early 2008. Under the current terms, this sale is expected to result in net proceeds to the Fund of approximately $2,400,000, or $63.27 per Unit. This sale would result in 2008 taxable income projected to be approximately $2,700,000, or $71.18 per Unit.

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership
                           Controls and Procedures



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Fund's last fiscal quarter that has materially affected, or is reasonably likely to affect, the Fund's internal control over financial reporting.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2007.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2007     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED
                           PARTNERSHIP


                           By: Arch Street VIII, Inc.,
                               its Managing General Partner





                                /s/Gary Mentesana
                                 Gary Mentesana
                                 President
                                 Arch Street VIII, Inc.