Form 10QSB
period 2007-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2007-11-14
CIK 870815

1




November 14, 2007




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund Plus, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2007 File Number 0-22104



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


For the quarterly period ended                           September 30, 2007
                                       --------------------------------- ------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from____________to_______________


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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2007                     1

         Statements of Operations (Unaudited) -
         For the Three and Six Months Ended September 30, 2007 and 2006     2

         Statement of Changes in Partners' Equity
         (Unaudited) - For the Six Months Ended September 30, 2007          3

         Statements of Cash Flows (Unaudited) -
         For the Six Months Ended September 30, 2007 and 2006               4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

Item 3.  Controls and Procedures                                           12

PART II - OTHER INFORMATION

Items 1-6                                                                   13

SIGNATURE                                                                   14

CERTIFICATIONS                                                              15

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership


                            BALANCE SHEET
                          September 30, 2007
                            (Unaudited)




         Assets

Cash and cash equivalents                                                                         $     1,421,762
Investment in Local Limited Partnerships (Note 1)                                                       5,981,275
Other investments (Note 2)                                                                              2,448,270
Other assets                                                                                                2,539
                                                                                                  ---------------
   Total Assets                                                                                   $     9,853,846
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliate                                                                                  $       346,840
Accrued expenses                                                                                           41,720
                                                                                                  ---------------
   Total Liabilities                                                                                      388,560
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  9,465,286
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     9,853,846
                                                                                                  ===============



 The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership

                         STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)



                                                             Three Months Ended                          Six Months Ended
                                                      September 30,         September 30,         September 30,       September 30,
                                                          2007                  2006                  2007                2006
                                                    ----------------     ----------------       ----------------    ----------
Revenue
   Investment                                       $         41,275      $          2,630      $         42,650    $          5,812
   Accretion of Original Issue Discount
     (Note 2)                                                 50,603                53,473               102,984             104,723
   Other                                                     128,217                 3,644               133,278               7,499
                                                    ----------------      ----------------      ----------------    ----------------
       Total Revenue                                         220,095                59,747               278,912             118,034
                                                    ----------------      ----------------      ----------------    ----------------

Expenses:
   Asset management fees, affiliate                           42,270                43,203                84,541              86,406
   Recovery of prior years' provision for
     valuation of advances to Local
     Limited Partnerships                                          -                  (253)                    -            (24,057)
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $80,488 and
     $80,410 for the six months ended
     September 30, 2007 and 2006,

     respectively)                                            90,441                86,967               169,692             215,995
   Amortization                                                2,164                 2,510                 4,327               5,017
                                                    ----------------      ----------------      ----------------    ----------------
       Total Expenses                                        134,875               132,427               258,560             283,361
                                                    ----------------      ----------------      ----------------    ----------------


Income (Loss) before equity in income of Local Limited Partnerships and gain on sale of investments in Local Limited

   Partnerships                                               85,220               (72,680)               20,352           (165,327)


Equity in income of Local Limited
   Partnerships (Note 1)                                      25,427               266,034               117,744             318,605

Gain on sale of investments in Local Limited
   Partnerships                                               75,000                     -                75,001                   -
                                                    ----------------      ----------------      ----------------    ----------------


Net Income                                          $        185,647      $        193,354      $        213,097    $        153,278
                                                    ================      ================      ================    ================


Net Income (Loss) allocated:

   General Partners                                 $         (3,470)     $          1,399      $         (3,196)   $            486
   Class A Limited Partners                                  129,650               129,620               106,058              44,993
   Class B Limited Partners                                   59,467                62,335               110,235             107,799
                                                    ----------------      ----------------      ----------------    ----------------
                                                    $        185,647      $        193,354      $        213,097    $        153,278
                                                    ================      ================      ================    ================


Net Income Per Limited Partner Unit

   Class A Limited Partners (34,643 Units)          $           3.74      $           3.74      $           3.06    $           1.30
                                                    ================      ================      ================    ================
   Class B Limited Partners (3,290 Units)           $          18.08      $          18.95      $          33.51    $          32.77
                                                    ================      ================      ================    ================





     The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                  For the Six Months Ended September 30, 2007
                                   (Unaudited)



                                                                        Investor        Investor
                                                          Initial        Limited        Limited
                                           General        Limited       Partners,      Partners,
                                          Partners        Partner        Class A        Class B         Total

Balance at March 31, 2007              $     97,849   $      5,000   $  6,571,405    $  3,110,604   $  9,784,858
                                       ------------   ------------   ------------    ------------   ------------


Net Income                                   (3,196)             -        106,058         110,235        213,097
                                       ------------   ------------   ------------    ------------   ------------


Limited Partners distribution                     -              -              -        (532,669)      (532,669)
                                       ------------   ------------   ------------    ------------    ------------


Balance at September 30, 2007          $     94,653   $      5,000   $  6,677,463    $  2,688,170   $  9,465,286
                                       ============   ============   ============    ============   ============






    The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)







                                                                          2007                           2006
                                                                    ----------------                 ----------

Net cash provided by (used for) operating activities                $        104,312           $        (99,237)

Net cash provided by investing activities                                    718,109                    115,454

Net cash used for financing activities                                      (532,669)                         -
                                                                    ----------------           ----------------

Net increase in cash and cash equivalents                                    289,752                     16,217

Cash and cash equivalents, beginning                                       1,132,010                    115,889
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $      1,421,762           $        132,106
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 98.75%, 97.9% and 98%, respectively, and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    20,734,612

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,720,173)                                                                    (8,907,673)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,712,139)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              8,114,800

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            717,628

   Cumulative amortization of acquisition fees and expenses                                                (225,723)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,606,705

Valuation allowance on investments in Local Limited Partnerships                                         (2,625,430)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     5,981,275
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

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2007 is $388,531. For the six months ended September 30, 2007, the Fund has not recognized $506,275 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30, 2007 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     754,734
   Accumulated accretion of
     Original Issue Discount                                                                     1,693,536
                                                                                             -------------
                                                                                             $   2,448,270
                                                                                             ==============


The fair value of these securities at September 30, 2007 is $2,597,432. Maturity dates for the STRIPS range from August 15, 2008 to May 15, 2010 with a final maturity value of $2,761,000.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of September 30, 2007 or 2006 or net losses for the three months ended either September 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2007 and 2006:

                                                                                   2007                     2006
                                                                              ---------------           --------
Preston Place Associates Limited Partnership
Revenue                                                                       $       285,952           $     260,279
Net Income                                                                    $         8,728           $      92,692

Hudson Square Apartments  Limited Partnership
A Limited Partnership
Revenue                                                                       $       166,654           $     333,206
Net Income                                                                    $        42,427           $     217,108


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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,981,275 at September 30, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At September 30, 2007, the Fund had cash and cash equivalents of $1,421,762 as compared with $1,132,010 at March 31, 2007. The increase is primarily due to Treasury STRIP maturities, cash distributions received from Local Limited Partnerships and proceeds from the sale of Investments in Local Limited Partnerships partially offset by distributions to Class B Limited Partners and advances to Local Limited Partner.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2007, $752,464 has been designated as Reserves.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                           A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $457,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2007, the Fund has advanced approximately $271,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $532,669 were made to the investor Limited Partners, Class B during the six months ended September 30, 2007.

Results of Operations

Three Month Period


For the three months ended September 30, 2007, the Fund's operations resulted in a net income of $185,647, as compared to a net income of $193,354 for the same period in 2006. The decrease in net income is primarily due to a decrease in equity in income of Local Limited Partnerships and an increase in general and administrative expenses offset by an increases in investment and other income and an increase in gain on sale of investments in Local Limited Partnerships. The decrease in equity in income of Local Limited Partnerships is primarily due to a decrease in operating income at one of the Properties. The increase in general and administrative expenses is due to an increase in audit expense. The Fund had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Fund had lost while its cash was invested in below-market interest bearing accounts. The increases in other income and gain on sale of investments in Local Limited Partnerships are due to additional sale proceeds and distributions received from a Local Limited Partnership sold in the prior year.


Six Month Period


For the six months ended September 30, 2007, the Fund's operations resulted in a net income of $213,097 as compared to a net income of $153,278 for the same period in 2006. The increase in net income is primarily due to increases in investment and other income, an increase in gain on sale of investment in Local Limited Partnerships and a decrease in general and administrative expenses offset by a decrease in recovery of provision for valuation for advances to Local Limited Partnerships and a decrease in equity in income of Local Limited Partnerships. The Fund had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Fund had lost while its cash was invested in below-market interest bearing accounts. The increases in other income and gain on sale of investments in Local Limited Partnerships and due to additional sales proceeds and distributions received from a Local Limited Partnership sold in the prior year. General and administrative expenses decreased due to a decrease in legal expenses between 2007 and 2006. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in 2008 made to Local Limited Partnerships in previous years. The decrease in equity in income of Local Limited Partnerships is primarily due to a decrease in operating income at one of the Properties.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                           A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to:
(i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Partnership's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. Arch Street VIII, Inc., a Massachusetts corporation, is the Managing General Partner of the Fund. Arch Street VI Limited Partnership, a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Fund ends on March 31.

On February 15, 2007 the Fund received $187,000 or $56.87 per Class B unit, as the Fund's initial investment in Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in August 2007. On August 15, 2007, the Fund received $342,000 or $104.20, per Class B unit, as the Fund's second, in a series of sixteen, investment in Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in September 2007. The next scheduled maturity date is August 15, 2008, when four Treasury STRIPS will mature and the Fund will receive $537,000, or $163.22 per Class B Unit. The Managing General Partner will distribute these proceeds in September 2008, to the Limited Partners recognized as holders of the Class B Units on the date these Treasury Strips mature. Additional securities will mature between the years 2008 and 2010.

As of September 30, 2007, the Fund's investment portfolio consisted of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for ten of the remaining nineteen Properties has expired, while the other nine Properties have compliance periods that expire in 2007 or 2008. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. The Fund has not disposed of any Local Limited Partnership interests during the six months ended September 30, 2007.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                          A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at June 30, 2007. Several Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner and Local General Partner of Meadow Wood, located in Smyrna, Tennessee had reached an agreement that would result in the early 2007 sale of this Property. On January 23, 2007, the Property was sold, resulting in net proceeds to the Fund of $1,174,546, or $30.96 per Unit. During the three month period ending September 30, 2007, the Fund received additional sales proceeds of $75,000, or $1.98 per Unit, upon a reconciliation of tax and utility expenses. This sale will result in 2007 taxable income projected to be approximately $1,075,000, or $28 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, although occupancy has stabilized at 45th and Vincennes, located in Chicago, Illinois, debt service coverage and working capital remain well below appropriate levels as of June 30, 2007. A site visit by a representative of the Managing General Partner in October 2006 found the Property in need of significant improvement. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. A representative of the Managing General Partner will visit the property in December 2007 to re-assess the management agent and physical condition. The Managing General Partner and Local General Partner continue to explore an exit strategy that will allow for the Fund's disposition of its interest in this Local Limited Partnership subsequent to the end of the Property's Compliance Period on December 31, 2007. An independent market analysis has confirmed that the property's market value is lower than its existing senior and subordinated debt.

                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                           A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the six-month period ending June 30, 2007.

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

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Occupancy remains below an acceptable level of 83% at June 30, 2007. High maintenance and repair expense, combined with a reduction in Federal Section 8 rental subsidy income, resulted in the Property's below breakeven status at June 30, 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, will no longer continue to fund deficits. The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and expects to provide $50,000 more in 2008. Advances will be refunded to the Partnership upon disposition, which is currently expected to occur in 2008. The Property remains current on its debt service obligations.


As previously reported the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, have been exploring an exit strategy that would allow for the early 2008 disposal of the Partnership's interest in the Local Limited Partnership that owns and operates Tree Trail. The sale of the underlying property is projected to result in net sales proceeds to the Partnership of approximately $850,000, or $22 per Unit and 2008 taxable income of approximately $1,100,000, or $29 per Unit.


As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in early 2008. Due to the inability of the potential buyer to receive a tax credit allocation for the property from the Delaware State Housing Authority, the sale of this property has been delayed. The Managing General Partner and Local General Partner will continue to explore an exit strategy.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, continue to explore an exit strategy that may result in the 2008 disposal of the Partnership's interest in the Local Limited Partnership. Net sales proceeds, if any, and taxable income resulting from the eventual sale of the property are inestimable at this time.

As previously reported, the Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Cottages of Aspen, located in Oakdale, Minnesota, will be terminated upon the sale of the underlying Property in early 2008. Under the current terms, this sale is expected to result in net proceeds to the Fund of approximately $2,400,000, or $63.27 per Unit. This sale would result in 2008 taxable income projected to be approximately $2,700,000, or $71.18 per Unit.

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns and operates Hudson Square, located in Baton Rouge, Louisiana, will be terminated either upon the sale of the underlying Property, or a sale of the Fund's interest, in 2008. Net sales proceeds are inestimable at this juncture.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                           A Limited Partnership

                         CONTROLS AND PROCEDURES



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.


During the quarter ended September 30, 2007, the Fund completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

         As part of the remediation plan, management initiated changes in processes and controls including:

o        the refund of lost interest;

o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts;

o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements; and

o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management.

Controls over Recording Equity in Income/Losses

o Management now performs a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that affected, or were reasonably likely to affect, the Fund's internal control over financial reporting.

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


DATED:  November 14, 2007               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A LIMITED PARTNERSHIP


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