Form 10QSB
period 2007-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2008-02-14
CIK 870815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                    December 31, 2007
                                       ------------------ ----------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from to


                    Commission file number 0-22104

  Boston Financial Tax Credit Fund Plus,   A Limited  Partnership
-----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)



          Massachusetts                               04-3105699
  ___________________________                      _________________
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


  101 Arch Street, Boston, Massachusetts
                                                         02110-1106
 (Address of principal executive offices)                Zip Code


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                             Yes No X .

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2007                     1

         Statements of Operations (Unaudited) -
          For the Three and Nine Months Ended December 31, 2007 and 2006   2

         Statement of Changes in Partners' Equity
          (Unaudited) - For the Nine Months Ended December 31, 2007        3

         Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended December 31, 2007 and 2006             4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7

Item 3A(T). Controls and Procedures                                         13

PART II - OTHER INFORMATION

Items 1-6                                                                   14

SIGNATURE                                                                   15

CERTIFICATIONS                                                              16

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership




                                  BALANCE SHEET
                                December 31, 2007
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     1,213,221
Investment in Local Limited Partnerships (Note 1)                                                       6,133,831
Other investments (Note 2)                                                                              2,496,415
Other assets                                                                                                    3
                                                                                                  ---------------
   Total Assets                                                                                   $     9,843,470
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       207,923
Accrued expenses                                                                                           64,689
                                                                                                  ---------------
   Total Liabilities                                                                                      272,612
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  9,570,858
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     9,843,470
                                                                                                  ===============


    The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                          STATEMENTS OF OPERATIONS
              For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)



                                                             Three Months Ended                          Nine Months Ended
                                                      December 31,          December 31,          December 31,        December 31,
                                                          2007                  2006                  2007                2006
                                                    ----------------     ----------------       ----------------        ----------
Revenue
   Investment                                       $         11,738      $            356      $         54,388    $         6,168
   Accretion of Original Issue Discount
     (Note 2)                                                 48,145                54,528               151,129            159,251
   Other                                                       1,760                 1,703               135,038              9,202
                                                    ----------------      ----------------      ----------------   ----------------
       Total Revenue                                          61,643                56,587               340,555            174,621
                                                    ----------------      ----------------      ----------------    ---------------

Expenses:
   Asset management fees, affiliate                           42,271                43,204               126,812            129,610
   Recovery of prior years' provision for
     valuation of advances to Local
     Limited Partnerships                                          -                     -                     -            (24,057)
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $108,253 and
     $103,947for the nine months ended
     December 31, 2007 and 2006,
     respectively)                                            66,356                57,794               236,048            273,789
   Amortization                                                2,162                 2,507                 6,489              7,524
                                                    ----------------      ----------------      ----------------   ----------------
       Total Expenses                                        110,789               103,505               369,349            386,866
                                                    ----------------      ----------------      ----------------    ---------------

Loss before equity in income of Local Limited
 Partnerships and gain on sale of
 investments in Local Limited
 Partnerships                                               (49,146)              (46,918)              (28,794)          (212,245)

Equity in income of Local Limited
   Partnerships (Note 1)                                     154,718                16,256               272,462            334,861

Gain on sale of investments in Local Limited
  Partnerships (Note 1)                                            -                     -                75,001                  -
                                                    ----------------      ----------------      ----------------   ----------------

Net Income (Loss)                                   $        105,572      $        (30,662)     $        318,669    $       122,616
                                                    ================      ================      ================   ================

Net Income (Loss) allocated:
   General Partners                                 $          1,056      $           (853)     $         (2,140)   $         (367)
   Class A Limited Partners                                   52,763               (78,940)              158,820           (33,947)
   Class B Limited Partners                                   51,753                49,131               161,989            156,930
                                                    ----------------      ----------------      ----------------   ----------------
                                                    $        105,572      $        (30,662)     $        318,669    $       122,616
                                                    ================      ================      ================   ================

Net Income (Loss) Per Limited Partner Unit
   Class A Limited Partners (34,643 Units)          $           1.52      $          (2.28)     $           4.58    $        (0.98)
                                                    ================      ================      ================   ================
   Class B Limited Partners (3,290 Units)           $          15.73      $          14.93      $          49.24    $         47.70
                                                    ================      ================      ================   ================



    The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2007
                                   (Unaudited)






                                                                        Investor        Investor
                                                          Initial        Limited        Limited
                                           General        Limited       Partners,      Partners,
                                          Partners        Partner        Class A        Class B         Total

Balance at March 31, 2007              $     97,849   $      5,000   $  6,571,405    $  3,110,604   $  9,784,858

Net Income (Loss)                            (2,140)             -        158,820         161,989        318,669

Limited Partners distribution                     -              -              -        (532,669)      (532,669)
                                       ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2007           $     95,709   $      5,000   $  6,730,225    $  2,739,924   $  9,570,858
                                       ============   ============   ============    ============    ============




    The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                             STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)







                                                                          2007                        2006
                                                                    ----------------            ----------

Net cash used for operating activities                              $       (104,229)          $       (352,226)

Net cash provided by investing activities                                    718,109                    250,257

Net cash used for financing activities                                      (532,669)                         -
                                                                    ----------------            ----------------

Net increase (decrease) in cash and cash equivalents                          81,211                   (101,969)

Cash and cash equivalents, beginning                                       1,132,010                    115,889
                                                                    ----------------            ----------------

Cash and cash equivalents, ending                                   $      1,213,221           $         13,920
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2007 and 2006.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2007:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                          $    20,734,612

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,986,298)                                                                    (8,752,955)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,712,139)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              8,269,518

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            717,628

   Cumulative amortization of acquisition fees and expenses                                                (227,885)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,759,261

Valuation allowance on investments in Local Limited Partnerships                                         (2,625,430)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     6,133,831
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

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2007 is $499,938. For the nine months ended December 31, 2007, the Fund has not recognized $772,400 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

During the nine months ended December 31, 2007, the Fund received additional proceeds of $75,001 from the 2006 sale of its interest in two Local Limited Partnerships.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2007 is composed of the following:


   Aggregate cost of Treasury STRIPS                                                         $     754,734
   Accumulated accretion of
     Original Issue Discount                                                                     1,741,681
                                                                                             -------------
                                                                                             $   2,496,415

The fair value of these securities at December 31, 2007 is $2,650,279. Maturity dates for the STRIPS range from August 15, 2008 to May 15, 2010 with a final maturity value of $2,761,000.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2007 or 2006 or net losses for the three months ended either December 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2007 and 2006:

                                                                                   2007                     2006
                                                                              ---------------           --------
Pilot House Associate, Limited Partnership
Revenue                                                                       $       296,054           $     237,416
Net Income                                                                    $        48,462           $      45,269

Preston Place Associates Limited Partnership
Revenue                                                                       $       263,344           $     270,919
Net Income                                                                    $        65,477           $      22,358

 Cottage of Aspen, Limited Partnership
Revenue                                                                       $       300,176           $     293,789
Net Income (Loss)                                                             $        11,220           $     (15,629)

Meadow Woods Townhomes, Limited Partnership
Revenue                                                                                   N/A           $     157,205
Net Loss                                                                                  N/A           $     (29,099)

Hudson Square Apartments Limited Partnership
Revenue                                                                       $       155,684           $     (37,738)
Net Income (Loss)                                                             $        44,060           $     (24,218)

Linden Square Limited Divided Housing Assoc. Limited Partnership
Revenue                                                                       $       174,361           $     186,062
Net Income (Loss)                                                             $       (11,893)          $      21,617

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Funds policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($6,133,831 at December 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At December 31, 2007, the Fund had cash and cash equivalents of $1,213,221 as compared with $1,132,010 at March 31, 2007. The increase is primarily due to Treasury STRIP maturities, cash distributions received from Local Limited Partnerships and proceeds from the sale of Investments in Local Limited Partnerships partially offset by distributions to Class B Limited Partners and advances to Local Limited Partners.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2007, $752,464 has been designated as Reserves.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $457,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2007, the Fund has advanced approximately $271,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $532,669 were made to the Investor Limited Partners, Class B during the nine months ended December 31, 2007.

Results of Operations

Three Month Period

For the three months ended December 31, 2007, the Fund's operations resulted in a net income of $105,572 as compared to a net loss of $30,662 for the same period in 2006. The increase in net income is primarily due to increases in equity in income in Local Limited Partnerships. The increase in equity in income in Local Limited Partnerships is due to an increase in operating income at one of the Properties.

Nine Month Period

For the nine months ended December 31, 2007, the Fund's operations resulted in a net income of $318,669 as compared to a net income of $122,616 for the same period in 2006. The increase in net income is primarily due to an increase in investment and other income, gain on sale of investment Local Limited Partnership offset by a decrease in general and administrative expenses offset by a decrease in equity in income in Local Limited Partnerships and a decrease in recovery of provision for valuation of advances to Local Limited Partnerships. The Fund had an increase in investment revenue in the current period related to the reimbursement of 2006 prior year interest that the Fund had lost while its cash was invested in below-market interest bearing accounts. The increases in other income and gain on sale of investments in Local Limited Partnerships are due to additional sale proceeds and distributions received from a Local Limited Partnership sold in the prior year. The decrease in General and administrative expenses is primarily due to a decrease in legal expenses. The decrease in equity in income in Local Limited Partnerships is primarily due to a decrease in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in 2006 made to Local Limited Partnerships in previous years.

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

As of December 31, 2007, the Fund's investment portfolio consisted of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for fifteen of the remaining nineteen Properties have expired on or before December 31, 2007, while the other four Properties have compliance periods that expire on December 31, 2008. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. The Fund has not disposed of any Local Limited Partnership interests during the nine months ended December 31, 2007.

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

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at September 30, 2007. Several Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, with regard to Sycamore and Primrose, the Fund received its full share of Tax Credits. In addition, the Local General Partner had the right to call the remaining interest subsequent to the Compliance Period, which expired on December 31, 2007.

As previously reported, although occupancy has stabilized at 45th and Vincennes, located in Chicago, Illinois, debt service coverage and working capital remain well below appropriate levels as of September 30, 2007. A site visit by a representative of the Managing General Partner in October 2006 found the Property in need of significant improvement. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. A representative of the Managing General Partner visited the property in December 2007 to re-assess the management agent and physical condition and noted slight improvement in overall appearance of the property, but not enough to earn an acceptable rating. The Managing General Partner will dispose of the Partnership's interest

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

upon HUD's approval of the Transfer of Physical Asset application. The Property's Compliance Period expired on December 31, 2007. The Managing General Partner does not expect the Partnership to receive any proceeds from this transaction, as an independent market analysis has confirmed that the property's market value is lower than its existing senior and subordinated debt.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the nine-month period ending September 30, 2007.

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

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Occupancy remains below an acceptable level of 83% at September 30, 2007. High maintenance and repair expense, combined with a reduction in Federal Section 8 rental subsidy income, resulted in the Property's below breakeven status at June 30, 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, will no longer continue to fund deficits. The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and expects to provide $50,000 more in 2008 to address the need for structural repairs as cited in the City of Chicago's report of recent building code violations. Advances will be refunded to the Fund upon disposition, which is currently expected to occur in 2008. The Property remains current on its debt service obligations.

As previously reported the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, have been exploring an exit strategy that would allow for the early 2008 disposal of the Fund's interest in the Local Limited Partnership that owns and operates Tree Trail. A purchase and sale agreement was entered into during January 2008 with the sale of the underlying property expected to occur during the spring of 2008. This sale, under the current terms, is projected to result in net sales proceeds to the Fund of approximately $840,000, or $22 per Unit and 2008 taxable income of approximately $1,100,000, or $29 per Unit.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in early 2008, but due to the inability of the potential buyer to receive a tax credit allocation for the property from the Delaware State Housing Authority, the sale of this property was delayed. Another potential buyer has expressed interest and the Managing General Partner is presently estimating a mid to late 2008 sale of the property. Net sales proceeds, if any, are indeterminable at this time.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that may result in the 2008 disposal of the Fund's interest in the Local Limited Partnership. The Managing General Partner is presently estimating a mid 2008 sale that, according to preliminary estimates, could potentially result in net sales proceeds of approximately $1,400,000, or $37 per Unit. If proceeds of this amount are realized, the taxable income resulting from the eventual sale of the property are projected to be approximately $1,600,000, or $42 per Unit.

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

As previously reported, the Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns and operates Hudson Square, located in Baton Rouge, Louisiana, will be terminated either upon the sale of the underlying Property, or a sale of the Fund's interest, in 2008. Based on a 2007 valuation, the Managing General Partner currently expects a sale to result in approximately $1,200,000, or $31.63 per Unit. This sale would result in a 2008 loss projected to be approximately $163,000, or $4.30 per Unit.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                             CONTROLS AND PROCEDURES



Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership



PART II       OTHER INFORMATION

Items 1-5    Not applicable

Item 6       Exhibits

             Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2008               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                        A LIMITED PARTNERSHIP


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