Form 10KSB
period 2008-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2008-06-30
CIK 870815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For  the fiscal year ended March   31,2008
              ---------------------------------------------
                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the transition period from _________   to______________


                         Commission file number 0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership

             (Exact name of registrant as specified in its charter)

                   Massachusetts                       04-3105699
----------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

   101 Arch Street, Boston, Massachusetts              02110-1106
----------------------------------------------   ------------------------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

                                 Yes   No X .

State issuer's revenues for its most recent fiscal year:  $400,242.

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $37,933,000 as of March 31, 2008.

                                                              Part of Report on Form 10-KSB into Which the
Documents incorporated by reference                                   Document is Incorporated

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12


          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008

                                TABLE OF CONTENTS


                                                                           Page No.

PART I

       Item 1       Business                                                    K-4
       Item 2       Properties                                                  K-6
       Item 3       Legal Proceedings                                           K-11
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                            K-11

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                             K-11
       Item 6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               K-11
       Item 7       Financial Statements and Supplementary Data                 K-17
       Item 8       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                      K-17
       Item 8A      Controls and Procedures                                     K-17
       Item 8B      Other Information                                           K-17

PART III

       Item 9       Directors and Executive Officers
                    of the Registrant                                           K-17
       Item 10      Management Remuneration                                     K-18
       Item 11      Security Ownership of Certain Beneficial
                    Owners and Management                                       K-18
       Item 12      Certain Relationships and Related Transactions              K-19
       Item 13      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                         K-20
       Item 14.     Principal Accountant Fees and Services                      K-21


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

 (1)The Fund no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2008, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Long Creek Court Limited Partnership, Atkins Glen Limited Partnership, and Kings Grant Court Limited Partnership representing 5.07%, have Third Renaissance Inc. as Local General Partners; (ii) Dakota Square Manor Limited Partnership and Duluth Limited Partnership II, representing 6.52%, have MetroPlains Acquisition Corporation as Local General Partners; and (iii) Pilot House Associates, L.P. and Preston Place Associates, L.P., representing 23.41%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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


                                                                        Capital Contributions
  Local Limited Partnership                        Total             Paid         Mtge. Loans                          Occupancy at
  Property Name                    Number of      Committed at      Through       Payable at            Type of         March 31,
  Property Location                Apt. Units    March 31, 2008  March 31, 2008  December 31, 2007       Subsidy *        2008
 ---------------------------------------------   -----------    --------------   ----------------    ------------------ -----------

Pilot House Associates, L.P
Pilot House
Newport News, VA                   132          $  2,479,708        $ 2,479,708    $ 3,869,424             None             99%

Jardines Limited Dividend
  Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                          60                604,781           604,781      2,539,496             FmHA             100%

99 Livingston Associates, L.P.
Livingston Arms
Poughkeepsie, NY                    26              1,114,686         1,114,686         21,627             None              92%

Cottage Homesteads of Aspen
  Limited Partnership
Cottages of Aspen
Oakdale, MN                         114              1,027,333        1,027,333       3,985,000             None             96%

45th & Vincennes Limited
  Partnership
45th & Vincennes
Chicago, IL                         18                 689,080          689,080         510,979          Section 8           67%

Long Creek Court Limited
  Partnership
Long Creek Court
Kittrell, NC                        14                 120,476          120,476         530,789            FmHA            100%




                                                                       Capital Contributions
Local Limited Partnership                          Total              Paid         Mtge. Loans                       Occupancy at
Property Name                      Number of      Committed at       Through       Payable at           Type of       March 31,
Property Location                  Apt. Units    March 31, 2008   March 31, 2008   December 31, 2007     Subsidy *       2008
 ---------------------------------------------   ------------   --------------     ----------------    ------------   -------------

Atkins Glen Limited Partnership
Atkins Glen
Stoneville, NC                      24                205,574         205,574         919,380            FmHA              100%

Tree Trail Apartments,
  A Limited Partnership
Tree Trail
Gainesville, FL                     108              2,060,143       2,060,143       2,355,719           None               86%

Dakota Square Manor
  Limited Partnership
Primrose
Grand Forks, ND                      48                674,557         674,557       1,350,000           None                96%

Duluth Limited Partnership II
Sycamore
Sioux Falls, SD                      48                657,000         657,000       1,153,722           None                94%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                       120              2,300,000       2,300,000      3,660,077           None                98%





                                                   Capital Contributions
 Local Limited Partnership                        Total              Paid           Mtge. Loans                       Occupancy at
 Property Name                     Number of     Committed at        Through        Payable at            Type of       March 31,
 Property Location                Apt Units     March 31, 2008  March 31, 2008   December 31, 2007        Subsidy *        2008
 ---------------------------------------------     -----------  --------------  ----------------   ------------------   ---------

Kings Grant Court
 Limited Partnership
Kings Grant Court
Statesville, NC                        36             708,530       708,530          771,477                None           100%

Hudson Square Apartments
  Company (A Limited
  Partnership) Hudson Square
Baton Rouge, LA                        82             554,670       554,670           23,378             Section 8          100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                              19             591,429      591,429           835,773                None            100%

Vista Villa Limited Dividend
  Housing Association
  Limited Partnership
Vista Villa
Saginaw County, MI                    100            1,204,762     1,204,762       2,963,849                None             93%

Metropolitan Apartments
  Limited Partnership
Metropolitan
Chicago, IL                            69            2,139,159     2,139,159       1,635,688              Section 8          84%






                                                      Capital Contributions
 Local Limited Partnership                        Total           Paid           Mtge. Loans                         Occupancy at
 Property Name                   Number of      Committed at      Through         Payable at           Type of         March 31,
  Property Location               Apt. Units   March 31, 2008    March 31, 2008  December 31, 2007      Subsidy *       2008
 ---------------------------------------------  ------------    --------------    --------------  ------------------ -------------

Linden Square Limited Dividend
  Housing Association
  Limited Partnership
Linden Square
Genesee County, MI               120            1,299,774            1,299,774      3,504,280          None                93%

New Garden Associates,
  Limited Partnership
New Garden Place
Gilmer, NC                       76            1,269,794             1,269,794      2,151,809          None               100%

Exodus/Lyndon/Windsor,
 Limited Partnership
Findley Place                    89              716,000              716,000       5,435,659          None               100%
                               ------       --------------        -------------  ---------------
Minneapolis, MN                 1,303       $   20,417,456        $  20,417,456  $ 38,218,126
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

As of March 31, 2008, there were 1,858 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. The Fund has made cash distributions of $532,669 during the year ended March 31, 2008.

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

On February 15, 2007 the Fund received $187,000 or $56.87 per Class B unit, as the Fund's initial investment in Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in August 2007. On August 15, 2007, the Fund received $342,000 or $104.20, per Class B unit, as the Fund's second, in a series of sixteen, investment in Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in September 2007. The next scheduled maturity date is August 15, 2008, when four Treasury STRIPS will mature and the Fund will receive $537,000, or $163.22 per Class B Unit. The Managing General Partner will distribute these proceeds in September 2008, to the Limited Partners recognized as holders of the Class B Units on the date these Treasury Strips mature. Additional securities will mature between years 2008 and 2010.

As of March 31, 2008, the Fund's investment portfolio consisted of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for fifteen of the remaining nineteen Properties have expired on or before December 31, 2007, while the other four Properties have compliance periods that expire on December 31, 2008. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. The Fund has not disposed of any Local Limited Partnership interests during the twelve months ended March 31, 2008.

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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,108,297 at March 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements. The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits and residual receipts at disposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. During the year ended March 31, 2008, the Fund concluded that four of the Local Limited Partnerships had experienced other-than-temporary decline in their carrying values and impairment losses were recorded: Pilot House Associates, L.P., for $112,000; Atkins Glen Limited Partnership for $44,882; Hudson Square Apartments Company for approximately $528,000; and Linden Square Limited Dividend for approximately $1,313,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2008, the Fund had cash and cash equivalents of $1,052,170, as compared to $1,132,010 at March 31, 2007. The decrease is primarily attributable to distributions to Class B Partners and advances to Local Limited Partners partially offset by Treasury STRIP maturities, cash distributions received from Local Limited Partnerships and proceeds from the sale of investments in Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2008, $751,379 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $458,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2008, the Fund has advanced approximately $271,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $532,669 were made to the Investor Limited Partners, Class B during the two years ended March 31, 2008. No cash distribution were made during the year ended March 31, 2007. The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2008, the Fund's operations resulted in a net loss of $1,778,386 as compared to a net income of $2,233,324 for the same period in 2007. The decrease in net income is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, a decrease in equity in income of Local Limited Partnerships and a decrease in gain on sale, partially offset by a decrease in general and administrative expense and an increase in investment and other income. Impairment on investments in Local Limited Partnerships increased due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. One of the Local Limited Partnerships contributed to the decrease in equity income due to recognizing a gain on involuntary income in 2007 where as the Fund recognized the income in 2006. The decrease in gain on sale of investments in Local Limited Partnership is due to the sale of two Local Limited Partnerships sold in the prior year. The decrease in general and administrative expenses is due to a decrease in legal expenses between 2006 and 2007, partially offset by an increase in charges due to an affiliate of the Managing General Partner for operational and administrative expense necessary for operations of the Fund and increased expenses associated with auditing the Fund's financial statements. The increase in other income is due to distributions received from a Local Limited Partnership sold in the prior year. Investment income increased due to an increase in returns on investments.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1995. The credits have ended as all properties have reached the end of the ten year credit period.

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at December 31, 2007. Several Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner and Local General Partner of Meadow Wood, located in Smyrna, Tennessee had reached an agreement that would result in the early 2007 sale of this Property. On January 23, 2007, the Property was sold, resulting in net proceeds to the Fund of $1,174,546, or $30.96 per Unit. During the three month period ending September 30, 2007, the Fund received additional sales proceeds of $75,000, or $1.98 per Unit, upon a reconciliation of tax and utility expenses. This sale resulted in 2007 taxable income of $1,165,374, or $30.72 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, on March 21, 2007, the Managing General Partner exercised the Fund's put option and transferred its interest in the Local Limited Partnership that owned Broadway Tower, located in Revere, Massachusetts, for $50,000 or $1.32 per Unit. Proceeds related to this sale were received on April 18, 2007. The sale of this Local Limited Partnership resulted in 2007 taxable income of $749,398, or $19.76 per Unit. The Fund retained an economic interest in the transferred Property in the form of a contingent note equal to 10% of Related Party Payments, as defined in the contingent note agreement. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, due to concerns over the long-term financial health of Primrose located in Grand Forks, North Dakota and Sycamore, located in Sioux Falls, South Dakota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. Both Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in these Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. The Managing General Partner has the right to transfer the Fund's remaining interests, and currently plans to do so by the middle of 2008. These transfers, when consummated, will be effectively dated January 1, 2008. The Managing General Partner is currently projecting a taxable loss of approximately $127,000, or $3.35 per Unit, from Primrose, and taxable income of approximately $140,000, or $3.69 per Unit, from Sycamore. The Managing General Partner is not expecting these transfers to result in any proceeds for the Partnership.

As previously reported, with regard to Sycamore and Primrose, the Fund received its full share of Tax Credits. In addition, the Local General Partner had the right to call the remaining interest subsequent to the Compliance Period, which expired on December 31, 2007.

As previously reported, although occupancy had stabilized at 45th and Vincennes, located in Chicago, Illinois, debt service coverage and working capital remain well below appropriate levels as of September 30, 2007. As of March 31, 2008, occupancy was unstable at 67%. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition and noted that the Property remains in need of significant improvement. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a market valuation, confirming the property's value is less than its outstanding debt, the Managing General Partner, will assign the Partnership's interest to the Local General Partner, upon receipt of official documentation from HUD, approving the Transfer of Physical Assets application. The Managing General Partner currently believes a mid-2008 disposition is likely. The Managing General Partner does not expect this disposition to result in any proceeds to the Partnership, or result in a significant taxable event for Limited Partners. The Property's Compliance Period ended on December 31, 2007.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the twelve-month period ending December 31, 2007.

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

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Occupancy improved to 88% at December 31, 2007, from 80% at September 30, 2007. High maintenance and repair expense, bad debt expenses associated with the eviction on non -payment of rent, and real estate taxes, combined with a reduction in Federal Section 8 rental subsidy income, resulted in the Property's below breakeven status at December 31, 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, will no longer continue to fund deficits. The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and expects to provide $50,000 more in 2008 to address the need for structural repairs as cited in the City of Chicago's report of recent building code violations. Advances will be refunded to the Fund upon disposition, which is currently expected to occur in early 2009. The Property remains current on its debt service obligations.

As previously reported the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, have been exploring an exit strategy that would have allowed for the early 2008 disposal of the Fund's interest in the Local Limited Partnership that owns and operates Tree Trail. A purchase and sale agreement was entered into during January 2008 with the sale of the underlying property expected to occur during the spring of 2008. The Managing General Partner is now estimating a late summer 2008 sale with net sales proceeds to the Fund of approximately $325,000, or $8.57 per Unit, and 2008 taxable income of approximately $584,000, or $15.40 per Unit.

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

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that may result in the 2008 disposal of the Fund's interest in the Local Limited Partnership. The Managing General Partner is presently estimating a mid 2008 sale that, according to preliminary estimates, could potentially result in net sales proceeds of approximately $1,600,000, or $42.18 per Unit. If proceeds of this amount are realized, the taxable income resulting from the eventual sale of the property, are projected to be approximately $1,800,000, or $47.45 per Unit.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Cottages of Aspen, located in Oakdale, Minnesota, would be terminated upon the sale of the underlying Property in mid-2008. On June 4, 2008, the Fund's interest was transferred, resulting in net sales proceeds to the Fund of $2,570,481, or $67.77 per Unit. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $2,850,000, or $75.13, per Unit. The Fund no longer has an interest in this Local Limited Partnership

As previously reported, the Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns and operates Hudson Square, located in Baton Rouge, Louisiana, will be terminated either upon the sale of the underlying Property, or a sale of the Fund's interest, in early 2009. Based on a 2007 valuation, the Managing General Partner currently expects a sale to result in approximately $1,200,000, or $31.63 per Unit. This sale would result in a loss projected to be approximately $163,000, or $4.30 per Unit.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2008 and 2007.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Fund's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Fund's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of March 31, 2008, the Fund's internal control over financial reporting was effective.

Item 8B.  Other Information

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

Greg Judge Executive Vice President
Michael H. Gladstone                                         Principal, Member

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

Greg Judge, age 43, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 51, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2008, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

                                                                  Amount
  Title of                  Name and Address of                 Beneficially
  Class                     Beneficial Owner                      Owned             Percent of Class

  Limited                   Everest Tax Credit Investors        2,146.5 Units           6%
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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2008 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2008 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of Gross Proceeds. Organization fees and expenses of $2,035,611 were incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2008.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and were reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2008.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2008 are as follows:

                                                                                   2008               2007
                                                                             --------------        ----------

Asset management fees                                                        $      166,625        $  171,881

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2008 are as follows:

                                                                                  2008                 2007
                                                                             --------------        ----------

Salaries and benefits expense reimbursements                                 $      160,831        $  137,789

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2008.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2008 is presented in Note 5 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2008 as follows:

                                                                                   2008                  2007
                                                                             --------------            ----------

Audit fees                                                                   $       84,322        $       63,610
Tax fees                                                                     $        2,400        $        2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2008.

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

     BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Greg Judge                                 Date:   June 30, 2008
           ----------------------------------                    -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Greg Judge                                Date:    June 30, 2008
           ----------------------------------                    -------------
           Greg Judge
           President
           Arch Street VIII, Inc.



     By:   /s/Michael H. Gladstone                       Date:   June 30, 2008
           -----------------------------                         -------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008


                                      INDEX

                                                                               Page No.

Report of Independent Registered Public Accounting Firm                          F-2
     for the years ended March 31, 2008

Report of Independent Registered Public Accounting Firm                          F-3
     for the years ended March 31, 2007

Financial Statements:

     Balance Sheet - March 31, 2008                                              F-4

     Statements of Operations - For the years ended
       March 31, 2008 and 2007                                                   F-5

     Statements of Changes in Partners' Equity  -
       For the years ended March 31, 2008 and 2007                               F-6

     Statements of Cash Flows - For the years ended
       March 31, 2008 and 2007                                                   F-7

     Notes to the Financial Statements                                           F-8


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership

         We have audited the accompanying balance sheet of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2008, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Bethesda, Maryland
June 30, 2008

     Report of Independent Registered Public Accounting Firm


To the Partners of Boston Financial Tax Credit Fund Plus, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP


Boston, Massachusetts
June 22, 2007

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)




                                  BALANCE SHEET
                                 March 31, 2008



         Assets

Cash and cash equivalents                                                                         $     1,052,170
Investment in Local Limited Partnerships (Note 3)                                                       4,108,297
Other investments (Note 4)                                                                              2,544,977
                                                                                                  ---------------
   Total Assets                                                                                   $     7,705,444
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                         $       172,486
Accrued expenses                                                                                           59,155
                                                                                                  ---------------
   Total Liabilities                                                                                      231,641


General, Initial and Investor Limited Partners' Equity                                                  7,473,803
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     7,705,444
                                                                                                  ===============

    The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2008 and 2007



                                                                                 2008                     2007
                                                                           ----------------            ----------
        Revenue:
   Investment                                                              $         60,132        $          6,593
   Accretion of Original Issue Discount (Note 4)                                    199,689                 211,900
   Other                                                                            140,421                  14,533
                                                                           ----------------        ----------------
     Total Revenue                                                                  400,242                 233,026
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 5)                                        166,625                 171,881
   Impairment on investments in Local
     Limited Partnerships (Note 3)                                                1,997,881                       -
   Recovery of valuation allowance of advances to Local Limited
     Partnerships (Note 3)                                                                -                 (40,170)
   General and administrative (includes reimbursements
     to an affiliate in the amount of $160,831 and
     $137,789  in 2008 and 2007, respectively)                                      327,443                 344,014
   Amortization                                                                       8,654                   8,654
                                                                                   ---------               --------
     Total Expense                                                                2,500,603                 484,379
                                                                           ----------------        ----------------

Loss before equity in income of Local Limited Partnerships and gain on sale of investments in Local Limited
 Partnerships                                                                  (2,100,361)               (251,353)

Equity in income of Local Limited Partnerships (Note 3)                             246,974               1,310,589

Gain on sale of investments in Local Limited Partnerships (Note 3)                   75,001               1,174,088
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $     (1,778,386)       $      2,233,324
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $        (23,111)       $        365,853
   Class A Limited Partners                                                      (1,829,846)              1,747,953
   Class B Limited Partners                                                          74,571                 119,518
                                                                           ----------------        ----------------
                                                                           $      1,778,386        $      2,233,324
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   Class A Unit (34,643 Units)                                             $        (52.82)        $          50.46
                                                                           ===============         ================
   Class B Unit (3,290 Units)                                              $          22.67        $          36.33
                                                                           ================        ================


    The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                      STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2008 and 2007





                                                                       Investor        Investor         Net
                                                         Initial        Limited        Limited      Unrealized
                                         General         Limited       Partners,      Partners,        Gains
                                        Partners         Partner        Class A        Class B        (Losses)      Total
                                     ------------    ------------   ------------    ------------   ------------   ---------

Balance at March 31, 2006            $   (268,004)      $ 5,000     $ 4,823,452    $  2,991,086      $(1,296)      7,550,238
                                        ----------      ---------    -----------     -----------     --------     ----------

Comprehensive Income:
  Change in net unrealized
     losses on investment
     securities available for sale              -               -            -              -           1,296           1,296

  Net Income                              365,853               -     1,747,953         119,518             -        2,233,324
                                     ------------    ------------   ------------    ------------      ----------   -------------

Comprehensive Income                      365,853               -     1,747,953         119,518         1,296        2,234,620
                                     ------------    ------------   ------------    ------------      -----------   -----------


Balance at March 31, 2007                  97,849           5,000     6,571,405       3,110,604              -       9,784,858
                                     ------------    ------------   ------------    ------------      ----------    ------------



Cash distributions                             -                -             -        (532,669)              -       (532,669)


Net Income (Loss)                         (23,111)              -    (1,829,846)         74,571               -     (1,778,386)
                                     ------------    ------------   ------------    ------------     -----------   -------------


Balance at March 31, 2008            $     74,738    $      5,000   $ 4,741,559    $  2,652,506      $        -      $7,473,803
                                     ============    ============   ============    ============     ===========    ============


    The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                                 STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2008 and 2007


                                                                                 2008                       2007
                                                                           ----------------             ----------
Cash flows from operating activities:
   Net Income (Loss)                                                       $     (1,778,386)       $      2,233,324
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
   Equity in income of Local Limited Partnerships                                  (246,974)             (1,310,589)
   Gain on sale of investments in Local Limited
     Partnerships                                                                   (75,001)             (1,174,088)
   Recovery of prior year provision for valuation allowance on
     advances to Local Limited Partnerships                                               -                 (40,170)
   Impairment on investments in Local
     Limited Partnerships                                                         1,997,881                       -
   Accretion of Original Issue Discount                                            (199,689)               (211,900)
   Amortization                                                                       8,654                   8,654
   Gain on sales of investment securities                                                 -                   1,159
   Cash distributions included in net income (loss)                                  (3,258)                 (3,258)
   Other non-cash items                                                                   -                  (1,047)
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
     Due from affiliate                                                              50,000                       -
     Accounts receivable                                                                  -                  10,000
     Other assets                                                                         1                   1,267
     Due to affiliate                                                               (42,598)                 80,854
     Accrued expenses                                                                24,090                   7,112
                                                                           ----------------        ----------------
Net cash used for operating activities                                             (265,280)               (398,682)
                                                                           ----------------        ----------------

Cash flows from investing activities:
   Release of (deposit to) restricted cash                                          187,000                (187,000)
   Proceeds from maturity of T-Strips                                               342,000                 187,000
   Proceeds from sales and maturities of investments securities                           -                  99,080
   Advances to Local Limited Partnerships                                           (50,000)                      -
   Reimbursement of advances to Local Limited Partnerships                                -                  40,170
   Cash distributions received from Local
     Limited Partnerships                                                           164,108                 117,120
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                            75,001               1,158,433
                                                                           ----------------        ----------------
Net cash provided by investing activities                                           718,109               1,414,803
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Cash distribution                                                               (532,669)                      -
                                                                           ----------------        ----------------
Net cash used for financing activities                                             (532,669)                      -
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                (79,840)              1,016,121

Cash and cash equivalents, beginning of year                                      1,132,010                 115,889
                                                                           ----------------        ----------------

Cash and cash equivalents, end of year                                     $      1,052,170        $      1,132,010
                                                                           ================        ================

Non cash investment activity:
   Accounts receivable from sale of investments in Local
     Limited Partnerships                                                  $              -        $        (50,000)
                                                                           ================        ================

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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2008, the Managing General Partner has designated approximately $751,000 as such Reserves.

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

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,108,297 at March 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2007 and 2006 and for the years then ended.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Fund adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Effect of New Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund will adopt SFAS No. 157 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Fund's financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund will adopt SFAS No. 159 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Fund's financial position, operations or cash flow.

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

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March
31, 2008:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    20,734,612

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $4,275,879)                                                                    (8,778,443)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,712,139)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,244,030

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            717,628

   Cumulative amortization of acquisition fees and expenses                                                (230,050)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,731,608

Valuation allowance on investments in Local Limited Partnerships                                         (4,623,311)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,108,297
                                                                                                    ===============

For the year ended March 31, 2008, the Fund advanced $50,000 to one of the Local Limited Partnerships, none of which was reserved.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2007 and 2006 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheet - as of December 31,

                                                                                   2007                  2006
                                                                             ----------------    -     ---------
Assets:
   Investment property, net                                                  $     40,618,263    $     49,074,593
   Other assets                                                                     4,553,844           6,263,610
                                                                             ----------------    ----------------
     Total Assets                                                            $     45,172,107    $     55,338,203
                                                                             ================    ================

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     38,218,126    $     45,494,800
   Other liabilities                                                                3,934,931           7,286,269
                                                                             ----------------    ----------------
     Total Liabilities                                                             42,153,057          52,781,069
                                                                             ----------------    ----------------

Fund's Equity                                                                       3,160,431           2,372,971
Other partners' Equity (deficit)                                                     (141,381)            184,163
                                                                             ----------------    ----------------
   Total Partners' Equity                                                           3,019,050           2,557,134
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $     45,172,107    $     55,338,203
                                                                             ================    ================


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)


Summarized Statements of Operations - for the years ended December 31,

                                                                                   2007                  2006
                                                                             ----------------         ---------

Rental and other income                                                      $      9,640,377    $     11,410,056

Expenses:
   Operating                                                                        5,434,988           6,924,228
   Interest                                                                         1,898,993           2,482,296
   Depreciation and amortization                                                    2,233,064           2,622,991
                                                                             ----------------    ----------------
     Total Expenses                                                                 9,567,045          12,029,515
                                                                             ----------------    ----------------

Net Income (Loss)                                                            $         73,332    $       (619,459)
                                                                             ================    ================

Fund's share of net income (loss)                                            $       (815,007)   $        427,145
                                                                             ================    ================
Other partners' share of net loss                                            $        888,339    $       (976,658)
                                                                             ================    ================

For the years ended March 31, 2008 and 2007, the Fund has not recognized $1,061,981 and $1,009,188, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $125,744 were included in losses recognized in the year ended March 31, 2007.

The Fund's equity as reflected by the Local Limited Partnerships of $3,160,431 differs from the Fund's investments in Local Limited Partnerships before adjustments of $8,244,030 primarily due to: (i) cumulative unrecognized losses as described above; (ii) syndication costs charged to equity by the Local Limited Partnerships that are not reflected in the Fund's investments in Local Limited Partnerships; (iii) advances to Local Limited Partnerships that the Partnership included in investments in Local Limited Partnerships; and (iv) differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2008, the Fund received proceeds of $75,001 related to the 2007 sale of two Local Limited Partnerships. A receivable related to the sale of one of these Local Limited Partnerships, in the amount of $50,000, was received during 2007.

4.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2008 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                       $       754,734
   Accumulated accretion of
     Original Issue Discount                                                                     1,790,243
                                                                                           ---------------
                                                                                           $     2,544,977

The fair value of these securities at March 31, 2008 is $2,713,895. As of March 31, 2008 and 2007, two Treasury Strips matured yielding proceeds of $342,000 and $187,000, respectively. The next maturity date for the STRIPS is August 15, 2008 and the final maturity will take place on May 15, 2010. The total maturity value is $2,761,000.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Transactions with Affiliate

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $166,625 and $171,881 for the years ended March 31, 2008 and 2007, respectively. During the years ended March 31, 2008 and 2007, $341,896 and $0, respectively were paid out of available cash flow for Asset Management Fees. Included in due to affiliates at March 31, 2008 is $39,813 of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2008 and 2007 is $160,831 and $137,789, respectively, that the Fund has incurred for these expenses. During the year ended March 31, 2008 and 2007, salaries and benefits of $80,488 and $228,816, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2008, $80,343 of reimbursements to an affiliate of the Managing General Partner remains unpaid.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. As of March 31, 2008, $52,330 is reimbursable to the affiliate.

6.   Federal Income Taxes

The following schedules reconcile the reported financial statement net income
(loss) for the fiscal years ended March 31, 2008 and 2007 to the net loss reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2007 and 2006:

                                                                                    2008                     2007
                                                                               --------------              --------

Net Income (Loss) per financial statements                                     $   (1,778,386)      $    2,233,324

Equity in losses of Local Limited Partnerships for  tax purposes in
    excess of equity in losses for financial reporting purposes                       (88,360)          (1,272,004)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (1,061,981)            (883,444)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                        48,931              (41,065)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (17,442)             (42,198)

Recovery of provision for valuation of advances to Local Limited
   Partnerships not reportable for tax purposes                                             -              (40,170)

Impairment on investments in Local Limited
   Partnerships not deductible for tax purposes                                     1,997,881                    -

Gain on sale of investments in Local Limited Partnership for tax (financial reporting) purposes in excess of gain for financial
   reporting (tax) purposes                                                         2,234,086            (1,174,085)

Cash distributions included in net income (loss) for financial
   reporting purposes                                                                  (3,258)               3,258

Other                                                                                (127,007)                   -
                                                                               --------------        --------------

Net Income (Loss) per tax return                                               $    1,204,464       $   (1,216,384)
                                                                               = =============       ==============

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)
                      NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2008 and December 31, 2007, respectively are as follows:

                                                               Financial
                                                               Reporting             Tax
                                                               Purposes           Purposes           Differences

Investments in Local Limited Partnerships                   $    4,108,297     $     (399,243)     $    4,507,540
                                                            ==============     ==============      ==============
Other assets                                                $    3,597,147     $    8,841,194      $   (5,244,047)
                                                            ==============     ==============      ==============
Liabilities                                                 $      231,641     $      272,612      $      (40,971)
                                                            ==============     ==============      ==============

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $4,603,000 greater than for financial reporting purposes including approximately $4,276,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the Fund has provided an impairment allowance of approximately $5,261,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund's total assets or equity as of March 31, 2008 or 2007 or net losses for the years ended either March 31, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2007 and 2006:

Pilot House Associates Limited Partnership                                         2007                       2006
------------------------------------------                                    ---------------              ---------

Total Assets                                                                  $     5,514,231         $     5,359,734
Total Liabilities                                                             $     3,973,208         $     4,691,908
Revenue                                                                       $     1,110,710         $     1,060,847
Net Income                                                                    $       999,438         $        90,097


8.   Subsequent Event

On June 4, 2008, the Fund sold its interest in Cottages of Aspen resulting in net proceeds to the Fund of $2,570,481.