Form 10-Q
period 2008-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2008-08-14
CIK 870815

[PG NUMBER]


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                     June 30, 2008
                                       -------------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from ___________to_____________


                              Commission file number 0-22104

  Boston Financial Tax Credit Fund Plus, A Limited Partnership
-----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         Massachusetts                    04-3105699
 -----------------------------         ---------------------
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)        Identification No.)


 101 Arch Street, Boston, Massachusetts         02110-1106
_______________________________________      __________________
 (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
                                                  --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  _X_ No____ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                      Accelerated Filer __ _
Non-accelerated filer   ___  (Do not check if    Smaller reporting company__X_
                  a smaller reporting company)
X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes____  No _X_ .

>


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
                                                                                     ------------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2008                                           1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2008 and 2007                                2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2008                           3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2008 and 2007                                4

         Notes to the Financial Statements (Unaudited)                                       5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         14

Item 4.  Controls and Procedures                                                            14

PART II - OTHER INFORMATION

Items 1-6                                                                                   15

SIGNATURE                                                                                   16

CERTIFICATIONS                                                                              17



                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             A Limited Partnership

                               BALANCE SHEET
                               June 30, 2008
                               (Unaudited)




         Assets

Cash and cash equivalents                                                                         $     3,812,862
Investment in Local Limited Partnerships (Note 1)                                                       3,514,753
Other investments (Note 2)                                                                              2,594,480
                                                                                                  ---------------
   Total Assets                                                                                   $     9,922,095
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       178,375
Accrued expenses                                                                                           74,098
                                                                                                  ---------------
   Total Liabilities                                                                                      252,473
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  9,669,622
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     9,922,095
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             A Limited Partnership

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)




                                                                                  2008                    2007
                                                                           ----------------          --------------
Revenue:
   Investment                                                              $          8,182        $          1,375
   Accretion of Original Issue Discount (Note 2)                                     49,505                  52,381
   Other                                                                              5,748                   5,060
                                                                           ----------------        ----------------
     Total Revenue                                                                   63,435                  58,816
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  39,813                  42,271
   General and administrative (includes reimbursements to an
     affiliate in the amount of $35,445 and $43,845 in
     2008 and 2007, respectively)                                                    74,424                  79,250
   Amortization                                                                       2,061                   2,163
                                                                           ----------------        ----------------
     Total Expense                                                                  116,298                 123,684
                                                                           ----------------        ----------------

Loss before equity in income of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                    (52,863)                (64,868)

Equity in income of Local Limited Partnerships (Note 1)                              79,151                  92,317

Gain on sale of investments in Local Limited Partnerships                         2,169,531                       1
                                                                           ----------------        ----------------

Net Income                                                                 $      2,195,819        $         27,450
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $         21,958        $            274
   Class A Limited Partners                                                       1,988,397                 (23,592)
   Class B Limited Partners                                                         185,464                  50,768
                                                                           ----------------        ----------------
                                                                           $      2,195,819        $         27,450
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   Class A Unit (34,643 Units)                                             $          57.40        $           (.68)
                                                                           ================        ================
   Class B Unit (3,290 Units)                                              $          56.37        $          15.43
                                                                           ================        ================


    The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             A Limited Partnership

                       STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2008
                                   (Unaudited)






                                                                        Investor       Investor
                                                          Initial       Limited        Limited
                                           General        Limited       Partners,      Partners,
                                          Partners        Partner       Class A        Class B         Total

Balance at March 31, 2008              $     74,738   $      5,000   $  4,741,559    $  2,652,506     $7,473,803

Net Income                                   21,958              -      1,988,397         185,464      2,195,819
                                       ------------   ------------   ------------    ------------   ------------

Balance at June 30, 2008               $     96,696   $      5,000   $  6,729,956    $  2,837,970   $  9,669,622
                                       ============   ============   ============    ============   ============





    The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             A Limited Partnership

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)







                                                                          2008                        2007
                                                                    ----------------            ---------------

Net cash used for operating activities                              $        (82,731)          $        (25,066)

Net cash provided by investing activities                                  2,843,423                    139,109
                                                                    ----------------           ----------------

Net increase in cash and cash equivalents                                  2,760,692                    114,043

Cash and cash equivalents, beginning                                       1,052,170                  1,132,010
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $      3,812,862           $      1,246,053
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

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             A Limited Partnership


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2008. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2008 and 2007.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in eighteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Livingston Arms, Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 82%, 98.75%, 97.9% and 98%, respectively, and Primrose and Sycamore, where the Fund's ownership is 49.5%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June
30, 2008:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    19,707,279

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $4,561,217)                                                                    (8,270,369)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,768,263)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,668,647

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            689,155

   Cumulative amortization of acquisition fees and expenses                                                (219,738)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,138,064

Valuation allowance on investments in Local Limited Partnerships                                         (4,623,311)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,514,753
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

The Fund's share of the net loss of the Local Limited Partnerships for the three months ended June 30, 2008 is $202,929. For the three months ended June 30, 2008, the Fund has not recognized $282,080 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

During the period ended June 30, 2008, the Fund sold its interest in one Local Limited Partnership, resulting in a net gain of $2,169,531.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30, 2008 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     754,734
   Accumulated accretion of
     Original Issue Discount                                                                     1,839,746
                                                                                             -------------
                                                                                             $   2,594,480

The fair value of these securities at June 30, 2008 is $2,707,143. Maturity dates for the STRIPS range from August 15, 2008 to May 15, 2010 with a final maturity value of $2,761,000.

3.   New Accounting Principle

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Fund's financial position, operations or cash flow. This standard requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



3    New Accounting Principle (continued)

     Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
     o
     Level 3 - Unobservable inputs reflect the Fund's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Fund develops these inputs based on the best information available, including the Fund's own data.

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $3,812,862.

4    Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2008 or 2007 or net losses for the three months ended either June 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2008 and 2007:

Pilot House Associates Limited Partnership                                         2008                     2007
                                                                               ---------------           -------------
Revenue                                                                       $       277,700         $       265,212
Net Income                                                                    $        23,650         $        22,524

Preston Place Associates Limited Partnership
Revenue                                                                       $       257,700         $       250,094
Net Income                                                                    $        14,100         $        20,955

Cottage Homestead of Aspen
Limited Partnership
Revenue                                                                       $       309,200         $       300,291
Net Income (Loss)                                                             $        (9,100)        $        17,044

Hudson Square Apartments  Limited Partnership
A Limited Partnership
Revenue                                                                       $       159,300         $       150,333
Net Income                                                                    $        42,800         $        37,879

Metropolitan Apartments, Limited Partnership
Revenue                                                                       $       150,000         $       142,460
Net Loss                                                                      $       (35,200)        $       (56,983)

Linden Square Limited Divided
Housing Association Limited Partnership
Revenue                                                                       $       180,600         $       187,252
Net Income                                                                    $         8,500         $        21,001



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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,514,753 at June 30, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At June 30, 2008, the Fund had cash and cash equivalents of $3,812,862, as compared to $1,052,170 at March 31, 2008. The increase is primarily attributable to proceeds from the sale of investments in Local Limited Partnerships and cash distributions received from Local Limited Partnerships, partially offset by cash used for operation activities.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2008, $745,842 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $464,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2008, the Fund has advanced approximately $271,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distribution was made during the three months ended June 30, 2008.

Results of Operations

For the three months ended June 30, 2008, the Fund's operations resulted in a net income of $2,195,819, as compared to a net income of $27,450 for the same period in 2007. The increase in net income is primarily attributable to an increase in gain on sale of investment in Local Limited Partnerships, an increase in investment income and a decrease in general and administrative expenses offset by a decrease in equity in income of Local Limited Partnerships. Gain on sale of investments in Local Limited Partnerships increased due to the sale of the Fund's investment in one Local Limited Partnership. Investment income increased due to an increase in returns on investments. General and administrative cost decreased primarily due to decreased charges due to an affiliate of the managing General Partner for operations and administrative expenses necessary for operation of the Fund. Equity in income of Local Limited Partnerships decreased primarily due to a decrease in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero.

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

The next scheduled maturity date is August 15, 2008, when four U.S. Treasury STRIPS will mature and the Fund will receive $537,000, or $163.22 per Class B Unit. The Managing General Partner will distribute these proceeds in September 2008, to the Limited Partners recognized as holders of the Class B Units on the date these Treasury Strips mature. On November 15, 2008, four more U.S. Treasury STRIPS, in the amount of $880,000, or $267.48 per Class B Unit, will mature. The Managing General Partner will distribute these proceeds in December 2008, to the Limited Partners recognized as holders of the Class B Units on the date these Treasury Strips mature. Six more securities, totaling $1,344,000, or $408.51 per Class B Unit, are scheduled to mature between May 15, 2009 and May 15, 2010.

On February 15, 2007 the Fund received $187,000 or $56.87 per Class B unit, as the Fund's initial investment in Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in August 2007. On August 15, 2007, the Fund received $342,000 or $103.95, per Class B unit, as the Fund's second, in a series of sixteen, investment in Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in September 2007.

As of June 30, 2008, the Fund's investment portfolio consisted of limited partnership interests in eighteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for fourteen of the remaining eighteen Properties have expired on or before December 31, 2007, while the other four Properties have compliance periods that expire on December 31, 2008. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. The Fund disposed of one Local Limited Partnership interest during the three month period ending June 30, 2008.

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

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at March 31, 2008. Several Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, due to concerns over the long-term financial health of Primrose located in Grand Forks, North Dakota and Sycamore, located in Sioux Falls, South Dakota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. Both Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in these Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. In July 2008, the Managing General Partner transferred the Fund's remaining interest in both Primrose and Sycamore to the Local General Partner. As expected, these transfers, effectively dated January 1, 2008, did not result in any proceeds to the Fund. The Managing General Partner is currently projecting a taxable loss of approximately $127,000, or $3.35 per Unit, from Primrose, and taxable income of approximately $140,000, or $3.69 per Unit, from Sycamore. The Fund no longer has an interest in these two Local Limited Partnerships.

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

As previously reported, as of March 31, 2008, occupancy at 45th and Vincennes, located in Chicago, Illinois, was unstable at 67%. Working capital and debt service coverage levels remained below acceptable levels at March 31, 2008. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition and noted that the Property remains in need of significant improvement. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a market valuation confirming the property's value is less than its outstanding debt, the Managing General Partner will proceed to assign the Partnership's interest to the Local General Partner, now that the Transfer of Physical Assets application has been approved by HUD. The Managing General Partner currently believes a July 2008 disposition is likely. The Managing General Partner does not expect this disposition to result in any proceeds to the Partnership, or result in a significant taxable event for Limited Partners. The Property's Compliance Period ended on December 31, 2007.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the three-month period ending March 31, 2008, due mainly in part to achieving 100% occupancy throughout the same period.

As previously reported, New Garden Place, located in Gilmer, North Carolina, and has operated at above breakeven for many years. In early 2004, the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payments than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Occupancy declined to 84% at March 31, 2008, from 88% at December 31, 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, will no longer continue to fund deficits. The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and expects to provide $50,000 more in 2008, to address the need for structural repairs as cited in the City of Chicago's report of recent building code violations. Advances will be refunded to the Fund upon disposition, which is currently expected to occur in early 2009. The Property remains current on its debt service obligations.

                BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                     A Limited Partnership

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund's interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail. Due to current market conditions, the Managing General Partner is reexamining the exit strategy for the Partnership's interest in this Local Limited Partnership. Although a late 2008 disposition is possible, the Managing General Partner conservatively estimates a 2009 disposition more likely. Net sales proceeds, if any, are unknown at this time.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in early 2008, but due to the inability of the potential buyer to receive a tax credit allocation for the property from the Delaware State Housing Authority, the sale of this property was delayed. Another potential buyer has expressed interest and the Managing General Partner now anticipates a late 2008 sale of the property. Net sales proceeds, if any, are indeterminable at this time.

As previously reported,the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in the mid 2008 disposal of the Fund's interest in the Local Limited Partnership that owns Pilot House, for approximately $1,600,000 or $42.18 per unit. The Managing General Partner is currently renegotiating the sale of the Fund's interest in this Local Limited Partnership. Terms of a possible disposition have not been agreed upon at this time.

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

The Managing General Partner currently estimates a late 2008 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Atkins Glen, located in Stoneville, South Carolina. Under the current terms, the Fund would receive approximately $3,000, or $0.08 per Unit. The Managing General Partner is currently projecting taxable income of approximately $285,000, or $7.51 per Unit.

The Managing General Partner currently estimates a mid 2009 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Vista Villa, located in Saginaw County, Michigan. The Managing General Partners does not presently expect this transaction to result in any net sales proceeds to the Fund. The Managing General Partner is currently projecting taxable income of approximately $194,000, or $5.11 per Unit.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of June 30, 2008. Based on this assessment, management concluded that, as of June 30, 2008, the Fund's internal control over financial reporting was effective.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2008.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2008               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                             A LIMITED PARTNERSHIP


                                       By:    Arch Street VIII, Inc.,
                                              its Managing General Partner





                                                /s/Greg Judge
                                                   Greg Judge
                                                   President
                                                   Arch Street VIII, Inc.