Form 10-Q
period 2008-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2008-11-14
CIK 870815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 2008
                                       --------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from_________  to__________


                         Commission file number 0-22104

  Boston Financial Tax Credit Fund Plus,  A   Limited Partnership
----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



    Massachusetts                                   04-3105699
_______________________________                  _____________________
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

101 Arch Street, Boston, Massachusetts               02110-1106
 ------------------------------------             --------------

(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
                                                   ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .
                                     ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ___                       Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if a
smaller reporting company)                        Smaller reporting company X
                                                                           ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                   Yes No X .
                                         ----

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2008                                      1

         Statements of Operations (Unaudited) -
            For the Three and Six Months Ended September 30, 2008 and 2007                   2

         Statement of Changes in Partners' Equity
            (Unaudited) - For the Six Months Ended September 30, 2008                        3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2008 and 2007                             4

         Notes to the Financial Statements (Unaudited)                                       5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         15

Item 4.  Controls and Procedures                                                            15

PART II - OTHER INFORMATION

Items 1-6                                                                                   16

SIGNATURE                                                                                   17

CERTIFICATIONS                                                                              18



                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership




                                  BALANCE SHEET
                               September 30, 2008
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                       $     3,689,070
Investments in Local Limited Partnerships (Note 1)                                                    3,303,350
Other investments (Note 2)                                                                            2,103,149
Accounts receivable                                                                                      10,000
                                                                                                ---------------
   Total Assets                                                                                 $     9,105,569
                                                                                                ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                $       214,710
Accrued expenses                                                                                         38,730
                                                                                                ---------------
   Total Liabilities                                                                                    253,440
                                                                                                ---------------

General, Initial and Investor Limited Partners' Equity                                                8,852,129
                                                                                                ---------------
    Total Liabilities and Partners' Equity                                                      $     9,105,569
                                                                                                ===============

    The accompanying notes are an integral part of these financial statements.


                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                         A Limited Partnership

                        STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2008 and 2007
                             (Unaudited)



                                                             Three Months Ended                          Six Months Ended
                                                      September 30,         September 30,         September 30,       September 30,
                                                          2008                  2007                  2008                2007
                                                    ----------------     ----------------       ----------------    ----------
Revenue
   Investment                                       $         16,928     $         41,275       $         25,110    $         42,650
   Accretion of Original Issue Discount
     (Note 2)                                                 45,669               50,603                 95,174             102,984
   Other                                                       2,586              128,217                  8,334             133,278
                                                    ----------------     ----------------       ----------------    ----------------
       Total Revenue                                          65,183              220,095                128,618             278,912
                                                    ----------------     ----------------       ----------------    ----------------

Expenses:
   Asset management fees, affiliate                           39,813               42,270                 79,626              84,541
   Provision for valuation allowance
     on investments in Local
     Limited Partnerships (Note 1)                           266,000                    -                266,000                   -
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $79,581 and
     $80,488 for the six months ended
     September 30, 2008 and 2007,
     respectively)                                            79,736               90,441                154,160             169,692
   Amortization                                                1,921                2,164                  3,982               4,327
                                                    ----------------     ----------------       ----------------    ----------------
       Total Expenses                                        387,470              134,875                503,768             258,560
                                                    ----------------     ----------------       ----------------    ----------------

Income (Loss) before equity in income of Local
Limited Partnerships and gain on sale of investments
in Local Limited Partnerships                               (322,287)              85,220               (375,150)             20,352

Equity in income of Local Limited
   Partnerships (Note 1)                                      25,504               25,427                104,655             117,744

Gain on sale of investments in Local Limited
   Partnerships                                               16,290               75,000              2,185,821              75,001
                                                    ----------------     ----------------       ----------------    ----------------

Net Income (Loss)                                   $       (280,493)    $        185,647       $      1,915,326    $        213,097
                                                    ================     ================       ================    ================

Net Income (Loss) allocated:
   General Partners                                 $         (8,175)    $         (3,470)      $         13,783    $         (3,196
   Class A Limited Partners                                 (297,636)             129,650              1,690,761             106,058
   Class B Limited Partners                                   25,318               59,467                210,782             110,235
                                                    ----------------     ----------------       ----------------    ----------------
                                                    $       (280,493)    $        185,647       $      1,915,326    $        213,097
                                                    ================     ================       ================    ================

Net Income (Loss) Per Limited Partner Unit
   Class A Limited Partners (34,643 Units)          $          (8.59)    $           3.74       $          48.81    $           3.06
                                                    ================     ================       ================    ================
   Class B Limited Partners (3,290 Units)           $           7.70     $          18.08       $          64.07    $          33.51
                                                    ================     ================       ================    ================

    The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                         A Limited Partnership

                STATEMENT OF CHANGES IN PARTNERS' EQUITY
             For the Six Months Ended September 30, 2008
                        (Unaudited)






                                                                        Investor        Investor
                                                          Initial        Limited        Limited
                                           General        Limited       Partners,      Partners,
                                          Partners        Partner        Class A        Class B         Total

Balance at March 31, 2008              $     74,738   $      5,000   $  4,741,559    $  2,652,506     $7,473,803

Net Income                                   13,783              -      1,690,761         210,782      1,915,326

Limited Partners distribution                     -              -              -        (537,000)      (537,000)
                                       ------------   ------------   ------------    ------------   ------------

Balance at September 30, 2008          $     88,521   $      5,000   $  6,432,320    $  2,326,288   $  8,852,129
                                       ============   ============   ============    ============   ============



   The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                         A Limited Partnership

                          STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)







                                                                          2008                        2007
                                                                    ----------------            ----------------

Net cash provided by (used for) operating activities                $       (182,514)          $        104,312

Net cash provided by investing activities                                  3,356,414                    718,109

Net cash used for financing activities                                      (537,000)                  (532,669)
                                                                    ----------------           ----------------

Net increase in cash and cash equivalents                                  2,636,900                    289,752

Cash and cash equivalents, beginning                                       1,052,170                  1,132,010
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $      3,689,070           $      1,421,762
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2008 and 2007.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in a deficit position certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in fifteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 98.75%, 97.9% and 98%, respectively. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2008:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    17,183,051

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $4,281,114)                                                                    (7,210,893)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,776,478)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,195,680

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            558,784

   Cumulative amortization of acquisition fees and expenses                                                (196,913)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      6,557,551

Valuation allowance on investments in Local Limited Partnerships                                         (3,254,201)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,303,350
                                                                                                    ===============


                BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership

               NOTES TO THE FINANCIAL STATEMENTS (continued)
                             (Unaudited)




1. Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 2008, the Fund advanced $32,223 to one of the Local Limited Partnerships, none of which was reserved.

The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2008 is $497,930. For the six months ended September 30, 2008, the Fund has not recognized $602,585 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

During the six months ended September 30, 2008, the Fund sold its interests in four Local Limited Partnerships, resulting in a net gain of $2,185,821.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30, 2008 is composed of the following:

   Aggregate cost of Treasury STRIPS                                                         $     608,166
   Accumulated accretion of Original Issue Discount                                              1,494,983
                                                                                             -------------
                                                                                             $   2,103,149

The fair value of these securities at September 30, 2008 is $2,196,996. Maturity dates for the STRIPS range from November 15, 2008 to May 15, 2010 with a final maturity value of $2,224,000.

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2008 include cash equivalents of $3,689,070.

4.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund's total assets or equity as of September 30, 2008 or 2007 or net losses for the three months ended either September 30, 2008 or 2007. The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2008 and 2007:

                                                                                   2008                     2007
                                                                              ---------------           ------------
Hudson Square Apartments Limited Partnership
A Limited Partnership
Revenue                                                                       $       158,052         $       166,654
Net Income                                                                    $        33,080         $        42,427


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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,303,350 at September 30, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At September 30, 2008, the Fund had cash and cash equivalents of $3,689,070 as compared to $1,052,170 at March 31, 2008. The increase is primarily attributable to proceeds from the sale of investments in Local Limited Partnerships and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities and advances to a Local Limited Partnership.

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                      A Limited Partnership

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2008, approximately $713,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $464,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2008, the Fund has advanced approximately $303,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $537,000 were made to the Investor Limited Partners, Class B during the six months ended September 30, 2008.

Results of Operations

Three Month Period

For the three months ended September 30, 2008, the Fund's operations resulted in a net loss of $280,493, as compared to a net income of $185,647 for the same period in 2007. The decrease in net income is primarily due to an increase in provision for valuation allowance on investments in Local Limited Partnerships, a decrease in other income, a decrease in gain on sale of investments in Local Limited Partnerships, and a decrease in investment revenue, partially offset by a decrease in general and administrative expenses. Provision for valuation allowance on investments increased due to the Fund recording an impairment allowance for its investment in a certain Local Limited Partnership. The decrease in other income is due to a decrease in cash distributions received from previously disposed Local Limited Partnerships. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of three properties during the current quarter compared to proceeds received from the sale of one property during the same quarter of the prior year. During the quarter ended September 30, 2007, the Fund received a one-time reimbursement of 2006 interest that the Fund had lost while its cash was invested in below-market interest bearing accounts. This primarily resulted in a decrease in investment revenue during the current quarter. General and administrative expenses decreased primarily due to a decrease in accounting and copy expenses, partially offset by increases in salary expense and bank fees.

               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                        A Limited Partnership

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Months Period

For the six months ended September 30, 2008, the Fund's operations resulted in a net income of $1,915,326, as compared to a net income of $213,097 for the same period in 2007. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, partially offset by an increase in provision for valuation allowance on investments in Local Limited Partnerships, a decrease in investment income, and a decrease in other income. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of four Local Limited Partnerships during the six months ended September 30, 2008. Provision for valuation allowance on investments increased due to the Fund recording an impairment allowance for its investment in a certain Local Limited Partnership. During the quarter ended September 30, 2007, the Fund received a one-time reimbursement of 2006 interest that the Fund had lost while its cash was invested in below-market interest bearing accounts. This primarily resulted in a decrease in investment revenue during the current quarter. The decrease in other income is due to a decrease in cash distributions received from previously disposed Local Limited Partnerships.

Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to:
(i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately 13 to 18 years equal to their Capital Contributions. Arch Street VIII, Inc., a Massachusetts corporation, is the Managing General Partner of the Fund. Arch Street VI Limited Partnership, a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Fund ends on March 31.

On August 15, 2008 the Fund received $537,000, or $163.22 per Class B unit, as the Fund's investment in four Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in August 2008.

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

The next scheduled maturity date is November 15, 2008, when four more U.S. Treasury STRIPS, in the amount of $880,000, or $267.48 per Class B Unit, will mature. The Managing General Partner will distribute these proceeds in November 2008, to the Limited Partners recognized as holders of the Class B Units on the date these Treasury Strips mature. Six more securities, totaling $1,344,000, or $408.51 per Class B Unit, are scheduled to mature between May 15, 2009 and May 15, 2010.

               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                       A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

As of September 30, 2008, the Fund's investment portfolio consisted of Limited Partnership interests in fifteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As a result of the transfer of the Fund's interest in one Local Limited Partnership, Atkins Glen, located in Stoneville, South Carolina, on October 1, 2008, the Fund's investment portfolio currently consists of Limited Partnership interests in fourteen Local Limited Partnerships. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for eleven of the remaining fifteen Properties has expired on or before December 31, 2007, while the other four Properties have compliance periods that expire on December 31, 2008. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in two Local Limited Partnerships. The Fund disposed of four Local Limited Partnership interests during the six month period ending September 30, 2008.

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

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at June 30, 2008. Several Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

On September 1, 2008, the Managing General Partner transferred the Fund's interest in Livingston Arms, located in Poughkeepsie, NY, to an affiliate of the Local General Partner. The Fund received $10,000, or $0.26 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. Based on the results of a valuation of the Property and the Property's current physical condition the Managing General Partner decided to transfer the Fund's interest in the Local Limited Partnership that owned and operated Livingston Arms. The Property delivered significantly more (36%) credits than originally anticipated. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, due to concerns over the long-term financial health of Primrose located in Grand Forks, North Dakota and Sycamore, located in Sioux Falls, South Dakota, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in each Local Limited Partnership. Both Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in these Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. In July 2008, the Managing General Partner transferred the Fund's remaining interest in both Primrose and Sycamore to the Local General Partner. As expected, these transfers, effectively dated January 1, 2008, did not result in any proceeds to the Fund. The Managing General Partner is currently projecting a 2008 taxable loss of approximately $127,000, or $3.35 per Unit, from Primrose, and taxable income of approximately $140,000, or $3.69 per Unit, from Sycamore. The Fund no longer has an interest in these two Local Limited Partnerships.

As previously reported, with regard to Sycamore and Primrose, the Fund received its full share of Tax Credits. In addition, the Local General Partner had the right to call the remaining interest subsequent to the Compliance Period, which expired on December 31, 2007.

As previously reported, as of March 31, 2008, occupancy at 45th and Vincennes, located in Chicago, Illinois, was unstable at 67%, while working capital and debt service coverage levels remained below acceptable levels. As of June 30, 2008, occupancy improved to 83% while working capital and debt service coverage levels remained below acceptable levels. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition and noted that the Property remains in need of significant improvement. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a market valuation confirming the property's value is less than its outstanding debt, the Managing General Partner will proceed to assign the Fund's interest to the Local General Partner, now that the Transfer of Physical Assets application has been approved by HUD. The Managing General Partner currently estimates a late 2008 disposition is likely. The Managing General Partner does not expect this disposition to result in any proceeds to the Fund, or result in a significant taxable event for Limited Partners. The Property's Compliance Period ended on December 31, 2007.

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                       A Limited Partnership

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which will occur on December 31, 2008. The Property operated at above break even for the six-month period ending June 30, 2008, due mainly in part to achieving 100% occupancy throughout the same period.

As previously reported, New Garden Place, located in Gilmer, North Carolina, in early 2004 the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payments than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. Despite an increase in occupancy to 90% at June 30, 2008, from 84% at March 31, 2008, debt service coverage and working capital levels declined during the three month period ending June 30, 2008. The decline was mainly attributable to the rising cost of natural gas and an increase in debt service caused by the Property's five year adjustable rate first mortgage being reset in late 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, will no longer continue to fund deficits. The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007, $32,223 in August 2008, and expects to provide approximately $18,000 more in 2008, to address the need for structural repairs as cited in the City of Chicago's report of recent building code violations. Although the Managing General Partner will endeavor to recover all advances upon disposition which is currently expected to occur in early 2009, their collection is in jeopardy as the potential purchase price for the Fund's interest has declined due to the Chicago multifamily market's overall weakness. The Property remains current on its debt service obligations.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund's interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail. Due to current market conditions, the Managing General Partner is reexamining the exit strategy for the Fund's interest in this Local Limited Partnership and does not anticipate a disposition in the near future.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008. The Managing General Partner no longer believes a 2008 disposition is possible. Although no deal is pending at this time, the Managing General Partner will continue to explore an exit strategy that may lead to a 2009 disposition.

As previously reported the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in the mid 2008 disposal of the Fund's interest in the Local Limited Partnership that owns Pilot House, for approximately $1,600,000 or $42.18 per unit. The Managing General Partner continues to negotiate the sale of the Fund's interest in this Local Limited Partnership. Terms of a possible disposition have not been agreed upon at this time.

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

As previously reported, the Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns and operates Hudson Square, located in Baton Rouge, Louisiana, will be terminated either upon the sale of the underlying Property, or a sale of the Fund's interest, in early 2009. Based on a 2007 valuation, the Managing General Partner expected a sale to result in approximately $1,200,000, or $31.63 per Unit. Due to current market conditions, the Managing General Partner is now estimating a late November 2008 disposition to result in net sales proceeds of approximately $965,000, or $25.44 per Unit and a loss projected to be approximately $584,000, or $15.40 per Unit.

As previously reported, the Managing General Partner currently estimated a late 2008 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Atkins Glen, located in Stoneville, South Carolina. Effective October 1, 2008, the Managing General Partner disposed of the Fund's interest for $3,334, or $0.09 per Unit. The Managing General Partner, in accordance with and as permitted by the Fund Agreement, has retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The Managing General Partner is currently projecting 2008 taxable income of approximately $285,000, or $7.51 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner currently estimates a mid 2009 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Vista Villa, located in Saginaw County, Michigan. The Managing General Partners does not presently expect this transaction to result in any net sales proceeds to the Fund. The Managing General Partner is currently projecting taxable income of approximately $194,000, or $5.11 per Unit.

The Managing General Partner is currently exploring an exit strategy for Jardines deJuncos, located in Juncos, PR that could lead to a 2009 disposition. Net sales proceeds to the Fund, if any, are unknown at this time.

The Managing General Partner is currently exploring an exit strategy for Kings Grant Court, located in Statesville, North Carolina. Net sales proceeds to the Fund, if any, are unknown at this time.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                          A Limited Partnership

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                           CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of September 30, 2008. Based on this assessment, management concluded that, as of September 30, 2008, the Fund's internal control over financial reporting was effective.

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

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2008.

                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2008               BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                       A LIMITED PARTNERSHIP


                                   By:    Arch Street VIII, Inc.,
                                          its Managing General Partner





                                           /s/Greg Judge
                                              Greg Judge
                                              President
                                              Arch Street VIII, Inc.