Form 10-Q
period 2008-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2009-02-17
CIK 870815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended       December 31, 2008
                       ----------------------------------------


                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _________________   to____________________


                         Commission file number 0-22104

   Boston Financial Tax Credit Fund Plus, A Limited Partnership
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


       Massachusetts                                      04-3105699
_________________________                              ___________________

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


 101 Arch Street, Boston, Massachusetts                     02110-1106
_______________________________________                _______________________
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (617)  439-3911
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

Large accelerated filer ___                      Accelerated Filer  ___
Non-accelerated filer   ___(Do not check if a    Smaller reporting company  X
smaller reporting company)                                                 ____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                   Yes   No X .
                                     ___   ____

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2008                                       1

         Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 2008 and 2007                   2

         Statement of Changes in Partners' Equity
            (Unaudited) - For the Nine Months Ended December 31, 2008                        3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2008 and 2007                             4

         Notes to the Financial Statements (Unaudited)                                       5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         15

Item 4.  Controls and Procedures                                                            15

PART II - OTHER INFORMATION

Items 1-6                                                                                   16

SIGNATURE                                                                                   17

CERTIFICATIONS                                                                              18



                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                               BALANCE SHEET
                            December 31, 2008
                                (Unaudited)

Assets
_______
Cash and cash equivalents                                                                      $     4,422,688
Investments in Local Limited Partnerships (Note 1)                                                   2,351,270
Other investments (Note 2)                                                                           1,255,450
Accounts receivable                                                                                     38,604
                                                                                       ------------------------

     Total Assets                                                                              $     8,068,012
                                                                                       ========================



Liabilities and Partners' Equity
________________________________
Due to affiliate(s)                                                                             $       78,985
Accrued expenses                                                                                        49,664
                                                                                       ------------------------

     Total Liabilities                                                                                 128,649
                                                                                       ------------------------



General, Initial and Investor Limited Partners' Equity                                               7,939,363
                                                                                       ------------------------

     Total Liabilities and Partners' Equity                                                    $     8,068,012
                                                                                       ========================

  The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                           A Limited Partnership



                           STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended December 31, 2008 and 2007
                               (Unaudited)



                                                            Three Months Ended                   Nine Months Ended
                                                   December 31,     December 31,          December 31,     December 31,

                                                        2008             2007                2008              2007
                                                 --------------    -----------------     -------------    -------------

Revenue
     Investment                                          $ 16,435          $ 11,738          $ 41,545         $ 54,388

     Accretion of Original Issue Discount(Note 2)          32,301            48,145           127,475          151,129
     Other                                                 45,960             1,760            54,294          135,038
                                                    --------------    --------------    --------------    -------------

        Total Revenue                                      94,696            61,643           223,314          340,555
                                                    --------------    --------------    --------------    -------------


Expenses::
     Asset management fees, affiliate                      39,813            42,271           119,439          126,812
     Provision for valuation allowance on
        advances  to Local Limited Partnerships
        (Note 1)                                           82,223                 -            82,223                -
     Provision for valuation allowance on
        investments in Local Limited
        Partnerships (Note 1)                                   -                 -           266,000                -
     General and administrative
        (includes reimbursement to affiliate in
        the
        amounts of $111,138 and $108,253
        for the nine months ended
        December 31, 2008 and 2007, respectively)          63,903            66,356           218,063          236,048
     Amortization                                           1,818             2,162             5,800            6,489
                                                    --------------    --------------    --------------    -------------

        Total Expenses                                    187,757           110,789           691,525          369,349
                                                    --------------    --------------    --------------    -------------


Loss before equity in income
     of Local Limited Partnerships
     and gain (loss) on sale of investments
     in Local Limited Partnerships                       (93,061)          (49,146)         (468,211)         (28,794)

Equity in income of Local Limited
     Partnerships (Note 1)                                148,015           154,718           252,670          272,462

Gain (loss) on sale of investments in Local
     Limited Partnerships (Note 1)                       (87,720)                 -         2,098,101           75,001
                                                    --------------    --------------    --------------    -------------


Net Income (Loss)                                       $(32,766)          $105,572        $1,882,560         $318,669
                                                    ==============    ==============    ==============    =============


Net Income (Loss) allocated:
     General Partners                                    $(9,127)          $  1,056          $  4,656        $ (2,140)
     Class A Limited Partners                            (52,359)            52,763         1,638,402          158,820
     Class B Limited Partners                              28,720            51,753           239,502          161,989
                                                    --------------    --------------    --------------    -------------

                                                        $(32,766)          $105,572         1,882,560         $318,669
                                                    ==============    ==============    ==============    =============


Net Income (Loss) Per Limited Partner Unit
     Class A Limited Partners (34,643 Units)             $ (1.51)           $  1.52          $  47.29          $  4.58
                                                    ==============    ==============    ==============    =============

     Class B Limited Partners  (3,290 Units)              $  8.73          $  15.73          $  72.80         $  49.24
                                                    ==============    ==============    ==============    =============



    The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                A Limited Partnership


                         STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      For the Nine Months Ended December 31, 2008
                                   (Unaudited)






                                                                          Investor         Investor
                                                           Initial         Limited          Limited
                                           General         Limited        Partners,        Partners,
                                          Partners         Partner         Class A          Class B           Total
                                        -------------    -----------    -------------    -------------    -------------


Balance at March 31, 2008                   $ 74,738        $ 5,000       $4,741,559       $2,652,506       $7,473,803

Limited Partners distribution                      -              -                -      (1,417,000)      (1,417,000)

Net Income                                     4,656              -        1,638,402          239,502        1,882,560
                                        -------------    -----------    -------------    -------------    -------------


Balance at December 31, 2008                $ 79,394        $ 5,000       $6,379,961       $1,475,008       $7,939,363
                                        =============    ===========    =============    =============    =============





     The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                 A Limited Partnership

                                STATEMENTS OF CASH FLOWS
                 For the Nine Months Ended December 31, 2008 and 2007
                                    (Unaudited)





                                                                              2008                 2007
                                                                        ----------------     ----------------
                                                                        -

Net cash used for operating activities                                      $ (425,835)          $ (104,229)

Net cash provided by investing activities                                     5,213,353              718,109

Net cash used for financing activities                                      (1,417,000)            (532,669)
                                                                        ----------------     ----------------


Net increase in cash and cash equivalents                                     3,370,518               81,211

Cash and cash equivalents, beginning                                          1,052,170            1,132,010
                                                                        ----------------     ----------------


Cash and cash equivalents, ending                                           $ 4,422,688          $ 1,213,221
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2008 and 2007.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in twelve Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Metropolitan, New Garden Place and Findley Place, where the Fund's ownership interests are 98.75%, 97.9% and 98%, respectively. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at
December 31, 2008:
Capital contributions and advances paid to Local Limited Partnerships
and purchase price paid to withdrawing partners of Local Limited Partnerships                        $  15,733,727

Cumulative equity in losses of Local Limited Partnerships

     (excluding cumulative unrecognized losses of $4,300,192)                                           (7,778,949)


Cumulative cash distributions received from Local Limited Partnerships                                  (3,536,606)
                                                                                                --------------------



Investments in Local Limited Partnerships before adjustments                                              4,418,172

Excess investment costs over the underlying assets acquired:


     Acquisition fees and expenses                                                                          465,788


     Cumulative amortization of acquisition fees and expenses                                             (160,148)
                                                                                                --------------------



Investments in Local Limited Partnerships before valuation allowance                                      4,723,812


Valuation allowance on investments in Local Limited Partnerships                                        (2,372,542)
                                                                                                --------------------


Investments in Local Limited Partnerships                                                             $   2,351,270
                                                                                                ====================



                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                A Limited Partnership


                       NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)




1. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2008, the Fund advanced $32,223 to one of the Local Limited Partnerships, all of which was reserved. In addition, net advances of $50,000 paid to one Local Limited Partnership in previous years were reserved for in fiscal year 2009.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2008 is $743,743. For the nine months ended December 31, 2008, the Fund has not recognized $996,413 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

During the nine months ended December 31, 2008, the Fund sold its interests in seven Local Limited Partnerships, resulting in a net gain of $2,098,101.

2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2008 is composed of the following:


          Aggregate cost of Treasury STRIPS                                              $  373,553
          Accumulated accretion of Original Issue Discount                                  881,897
                                                                                     ---------------
                                                                                        $ 1,255,450
                                                                                     ===============

The fair value of these securities at December 31, 2008 is $1,340,376. Maturity dates for the STRIPS range from May 15, 2009 to May 15, 2010 with a final maturity value of $1,344,000.

3.   New Accounting Principle

FIN48-3

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Fund's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities chnages.

SFAS No. 157

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of $4,422,688.

4.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2008 or 2007 or net losses for the three months ended either December 31, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2008 and 2007:

                                                                                 2008                      2007
                                                                          ----------------          ---------------
Pilot House Associates Limited Partnership
Revenue                                                                        $  297,508               $  296,054
Net Income (Loss)                                                              $  (11,070)              $   48,462

Preston Place Associates Limited Partnership
Revenue                                                                        $  269,174               $  263,344
Net Income                                                                     $   51,066               $   65,477

45th Vincennes Limited Partnership
Revenue                                                                        $   23,722               $  31,816
Net Loss                                                                       $  (31,522)              $  (15,941)

Hudson Square Apartments Limited Partnership
Revenue                                                                        $  176,034               $  155,684
Net Income                                                                     $   25,186               $   44,060

Linden Square Ltd Div Housing Assoc Limited Partnership
Revenue                                                                        $  178,048               $  174,361
Net Loss                                                                       $  (25,236)              $  (11,893)


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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,351,270 at December 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                           A Limited Partnership


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2008, the Fund had cash and cash equivalents of $4,422,688 as compared to $1,052,170 at March 31, 2008. The increase is primarily attributable to proceeds from the sale of investments in Local Limited Partnerships and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities, payment of asset management fees, and advances to a Local Limited Partnership.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2008, approximately $713,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $464,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2008, the Fund has advanced approximately $303,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2008, except as otherwise disclosed, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $1,417,000 were made to the Investor Limited Partners, Class B during the nine months ended December 31, 2008.

Results of Operations

Three Month Period

For the three months ended December 31, 2008, the Fund's operations resulted in a net loss of $32,766, as compared to a net income of $105,572 for the same period in 2007. The decrease in net income is primarily due to an increase in loss on sale of investments in Local Limited Partnerships, an increase in provision for valuation allowance on advances to Local Limited Partnerships, and a decrease in income from accretion of Original Issue Discount, partially offset by an increase in other income and an increase in investment revenue. The increase in loss on sale of investments in Local Limited Partnerships is due to the transfer of three Local Limited Partnerships during the current quarter that resulted in a net loss. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership. The decrease in income from accretion of Original Issue Discount is due to T-Strips that matured in November 2008 resulting in lower accretion income for the current quarter. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. It also relates to the timing of asset management fees received by the Fund from Local Limited Partnerships. The increase in investment revenue is due to an increase in the average balance of funds held for investment.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership


                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Months Period

For the nine months ended December 31, 2008, the Fund's operations resulted in a net income of $1,882,560, as compared to a net income of $318,669 for the same period in 2007. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, partially offset by an increase in provision for valuation allowance on investments in Local Limited Partnerships, an increase in provision for valuation allowance on advances to Local Limited Partnerships, and a decrease in other income. The increase in gain on sale of investments in Local Limited Partnerships is the result of a net gain related to the sale of seven Local Limited Partnerships during the nine months ended December 31, 2008. Provision for valuation allowance on investments increased due to the Fund recording an impairment allowance for its investment in a certain Local Limited Partnership. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership. The decrease in other income is primarily attributable to a decrease in cash distributions received from previously-disposed Local Limited Partnerships, partially offset by an increase in distributions from Local Limited Partnerships with carrying values of zero.

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

On November 15, 2008, the Fund received $880,000, or approximately $267.47 per Class B Unit, as the Fund's investment in four U. S. Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in November 2008. On August 15, 2008 the Fund received $537,000, or $163.22 per Class B unit, as the Fund's investment in four Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in August 2008.

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

The next scheduled maturity date is May 15, 2009, when one U.S. Treasury STRIP, in the amount of $236,000, or $71.73 per Class B Unit, will mature. The Managing General Partner will distribute these proceeds in May 2009, to the Limited Partners recognized as holders of the Class B Units on the date these Treasury STRIPS mature. Five

                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                         A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

additional securities, totaling $1,108,000, or $336.77 per Class B Unit, are scheduled to mature between August 15, 2009 and May 15, 2010.

As of December 31, 2008, the Fund's investment portfolio consisted of limited partnership interests in twelve Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing tax credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for eleven of the remaining twelve properties expired on or before December 31, 2008, while one property's Compliance Period ends December 31, 2009. The Fund disposed of seven Local Limited Partnership interests during the nine month period ending December 31, 2008. In addition, the Managing General Partner negotiated agreements that will ultimately dispose of the Fund's interest in three more Local Limited Partnerships in 2009.

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

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through September 30, 2008. Several Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, due to concerns over the long-term financial health of Primrose located in Grand Forks, North Dakota and Sycamore, located in Sioux Falls, South Dakota, the Managing General Partner developed a plan that would ultimately result in the transfer of the Fund's interests in each Local Limited Partnerships. Both Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in these Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. In July 2008, the Managing General Partner transferred the Fund's remaining interest in both Primrose and Sycamore to the Local General Partner. As expected, these transfers, effectively dated January 1, 2008, did not result in any proceeds to the Fund. The Managing General Partner is currently projecting a 2008 taxable loss of approximately $127,000, or $3.35 per Unit, from Primrose, and taxable income of approximately $140,000, or $3.69 per Unit, from Sycamore. As previously reported, with regard to Sycamore and Primrose, the Fund received its full share of Tax Credits. In addition, the Local General Partner had the right to call the remaining interest subsequent to the Compliance Period, which expired on December 31, 2007. The Fund no longer has an interest in these two Local Limited Partnerships.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Cottages of Aspen, located in Oakdale, Minnesota, would be terminated upon the sale of the underlying Property in mid-2008. On June 4, 2008, the Fund's interest was transferred, resulting in net sales proceeds to the Fund of $2,570,481, or $67.76 per Unit. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $3,017,000, or $79.53, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

The Fund's interest in the Local Limited Partnership that owns Livingston Arms, located in Poughkeepsie, New York, terminated upon the sale of the underlying Property on September 1, 2008, resulting in net sales proceeds to the Fund of $10,000, or $0.26 per Unit. The Managing General Partner is currently projecting a 2008 loss of approximately $318,000, or $8.38 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner estimated a late 2008 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Atkins Glen, located in Stoneville, South Carolina. On October 1, 2008, the Fund's interest was transferred. The Fund received $3,334, or $0.09 per Unit. The Managing General Partner is currently projecting 2008 taxable income of approximately $285,000, or $7.51 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, occupancy for the three month period ending June 30, 2008, improved to 83% while working capital and debt service coverage levels remained below acceptable levels at 45th and Vincennes, located in Chicago, Illinois. As of September 30, 2008, occupancy improved to 89%; however, working capital and debt service coverage levels remained below acceptable levels. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition of the Property and noted that the Property remains in need of significant improvement. Although advances from the Local General Partner enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed their concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a market valuation, which confirmed the property's value to be less than its outstanding debt, the Managing General Partner will assign the Partnership's interest to the Local General Partner, upon receipt of official documentation from HUD approving the Transfer of Physical Assets application. The Assignment was dated October 31, 2008, effectively terminating the

                 BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                       A Limited Partnership


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Fund's interest in the Local Limited Partnership. The Managing General Partner does not expect this disposition to result in any proceeds to the Partnership or result in a significant taxable event for Limited Partners. The Property's Compliance Period ended on December 31, 2007. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns and operates Hudson Square, located in Baton Rouge, Louisiana, will be terminated either upon the sale of the underlying Property, or a sale of the Fund's interest, in early 2009. Based on a 2007 valuation, the Managing General Partner expected a sale to result in approximately $1,200,000, or $31.63 per Unit. However, due to current market conditions, the disposition resulted in net sales proceeds of $925,000, or $24.39 per Unit, and a loss of approximately $934,000, or $24.62 per Unit. The sale took place on December 12, 2008. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999 the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner has the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner has the right to call the remaining interest after the Compliance Period has expired, which was December 31, 2008. The Property operated at above breakeven for the nine-month period ending September 30, 2008, due mainly in part to achieving 99% occupancy throughout the same period. The disposition of the Limited Partnership interest in Findley Place took place on January 16, 2009. This transaction resulted in net proceeds to the Fund of $5,000, or $0.13 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, New Garden Place, located in Gilmer, North Carolina, in early 2004 the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payment than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2008. The Managing General Partner currently estimates an early 2009 put of its interest.

As previously reported, Metropolitan Apartments, located in Chicago, Illinois, continues to incur operating deficits. As of September 30, 2008, occupancy decrease from 90% at June 30, 2008 to 86% and working capital and debt service coverage levels remained below acceptable levels. The decline was mainly attributable to the rising cost of natural gas and an increase in debt service caused by the property's five year adjustable rate first mortgage being reset in late 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, will no longer continue to fund deficits. The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and about $33,000 more in 2008, to address the need for structural repairs as cited in the City of Chicago's report of recent building code violations. Although the Managing General Partner will endeavor to recover all advances upon disposition, which is currently expected to occur in mid-2009, their collection is in jeopardy as the potential purchase price for the Fund's interest has declined due to the Chicago multifamily market's overall weakness. The Property remains current on its debt service obligations. The Compliance Period for the Property ended December 31, 2008.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                          A Limited Partnership

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund's interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail. Due to current market conditions, the Managing General Partner is reexamining the exit strategy for the Fund's interest in this Local Limited Partnership and anticipates an August 2009 disposition.

As previously reported, the Managing General Partner estimates a mid-2009 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Vista Villa, located in Saginaw County, Michigan. The Managing General Partners does not presently expect this transaction to result in any net sales proceeds to the Fund. The Managing General Partner is currently projecting taxable income of approximately $194,000, or $5.11 per Unit.

As previously reported the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund's interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit. The Managing General Partner continues to negotiate the sale of the Fund's interest in this Local Limited Partnership. Terms of a possible disposition have not been agreed upon at this time.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008. Although no deal is pending at this time, the Managing General Partner will continue to explore an exit strategy that may lead to a 2009 disposition.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Jardines de Juncos, located in Juncos, Puerto Rico, that could lead to a 2009 disposition. Net sales proceeds to the Fund, if any, are unknown at this time.

The Managing General Partner is currently exploring an exit strategy for Kings Grant Court, located in Statesville, North Carolina. A sale of the Partnership's interest is expected in January 2009. Net sales proceeds to the Fund, if any, are unknown at this time.

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                  A Limited Partnership



          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                            CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of December 31, 2008. Based on this assessment, management concluded that, as of December 31, 2008, the Fund's internal control over financial reporting was effective.

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

             (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2008.

                            BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                   A Limited Partnership



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 17, 2009                BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                        A LIMITED PARTNERSHIP


                                           By:    Arch Street VIII, Inc.,
                                                  its Managing General Partner





                                                 /s/Greg Judge
                                                   ______________
                                                    Greg Judge
                                                    President
                                                    Arch Street VIII, Inc.