Form 10-K
period 2009-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2009-07-15
CIK 870815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          March 31, 2009
                         ---------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                               ----------------         -------------

                         Commission file number 0-22104
                                               ---------

              Boston Financial Tax Credit Fund Plus, A Limited Partnership
             -------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                   Massachusetts                           04-3105699
----------------------------------                    ---------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                   02110-1106
------------------------------------------------  -------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       |X| Yes   |_|  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                       |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

 Large accelerated filer |_|   Accelerated Filer |_|
 Non-accelerated filer   |_|   Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                                    |_| Yes  |X|No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $37,933,000 as of March 31, 2009.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2009

                                TABLE OF CONTENTS


                                                                    Page No.

PART I

       Item 1       Business                                          K-4
       Item 2       Properties                                        K-6
       Item 3       Legal Proceedings                                 K-9
       Item 4       Submission of Matters to a Vote of
                    Security Holders                                  K-9

PART II

       Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                   K-9
       Item 7       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     K-9
       Item 8       Financial Statements and Supplementary Data       K-16
       Item 9       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure            K-16
       Item 9A      Controls and Procedures                           K-16
       Item 9B      Other Information                                 K-16

PART III

       Item 10      Directors and Executive Officers
                    of the Registrant                                 K-17
       Item 11      Management Remuneration                           K-17
       Item 12      Security Ownership of Certain Beneficial
                    Owners and Management                             K-18
       Item 13      Certain Relationships and Related Transactions    K-18
       Item 14      Principal Accountant Fees and Services            K-20
       Item 15      Exhibits, Financial Statement Schedules, and
                    Director Independence                             K-20



SIGNATURES                                                           K-21
----------

CERTIFICATIONS                                                       K-22
--------------

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

The Fund originally invested as a limited partner in twenty-nine limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualified for low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The investment objectives of the Fund include the following: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risk in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in six supplements to the Prospectus and five Form 8-K filings which were collected in Post-effective Amendment No. 5 to the Registration Statement (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA

                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired




Leatherwood (formerly Village Oaks)(1)                   Yoakum, TX                                 12/23/91
Tamaric(1)                                               Cedar Park, TX                             12/23/91
Northwest(1)                                             Georgetown, TX                             12/23/91
Pilot House                                              Newport News, VA                           02/25/92
Jardines de Juncos                                       Juncos, PR                                 04/14/92
Livingston Arms (1)                                      Poughkeepsie, NY                           05/01/92
Broadway Tower (1)                                       Revere, MA                                 06/02/92
45th & Vincennes (1)                                     Chicago, IL                                06/26/92
Phoenix Housing (1)                                      Moorhead, MN                               07/06/92
Cottages of Aspen (1)                                    Oakdale, MN                                07/02/92
Long Creek Court                                         Kittrell, NC                               07/01/92
Atkins Glen (1)                                          Stoneville, NC                             07/01/92
Tree Trail                                               Gainesville, FL                            10/30/92
Meadow Wood (1)                                          Smyrna, TN                                 10/30/92
Primrose (1)                                             Grand Forks, ND                            12/09/92
Sycamore (1)                                             Sioux Falls, SD                            12/17/92
Preston Place                                            Winchester, VA                             12/21/92
Kings Grant Court                                        Statesville, NC                            12/23/92
Chestnut Plains (1)                                      Winston-Salem, NC                          12/24/92
Bancroft Court(1)                                        Toledo, OH                                 12/31/92
Capitol Park(1)                                          Oklahoma City, OK                          02/10/93
Hudson Square (1)                                        Baton Rouge, LA                            03/08/93
Walker Woods II                                          Dover, DE                                  06/11/93
Vista Villa                                              Saginaw County, MI                         08/04/93
Metropolitan                                             Chicago, IL                                08/19/93
Carolina Woods II (1)                                    Greensboro, NC                             10/11/93
Linden Square                                            Genesee County, MI                         10/29/93
New Garden Place (1)                                     Gilmer, NC                                 06/24/94
Findley Place (1)                                        Minneapolis, MN                            07/15/94

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2009, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Long Creek Court Limited Partnership and Kings Grant Court Limited Partnership representing 6.14%, have Third Renaissance Inc. as Local General Partner; and (ii) Pilot House Associates, L.P. and Preston Place Associates, L.P., representing 35.38%, have Castle Development Corporation as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference. The Properties owned by Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which suppresses the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Fund.

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

On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Fund and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P. The sale is not expected to impact the Limited Partners of the Fund.

Item 2.  Properties

The Fund currently owns limited partnership interests in ten Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Metropolitan, where the Fund's ownership interest is 98.75%.

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




                                                             Capital Contributions
  Local Limited Partnership                         Total             Paid            Mtge. Loans                    Occupancy at
  Property Name                      Number of     Committed at     Through          Payable at            Type of      March 31,
  Property Location                  Apt. Units   March 31, 2009    March 31, 2009   December 31, 2008     Subsidy *      2009
 ---------------------------------------------    ------------      -----------     ----------------  ------------   ------------

Pilot House Associates, L.P
Pilot House
Newport News, VA                        132     $  2,479,708     $  2,479,708         $ 3,819,137            None          95%

Preston Place Associates, L.P.
Preston Place
Winchester, VA                          120        2,300,000        2,300,000           3,575,484             None         95%

Jardines Limited Dividend
  Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR                               60           604,781          604,781          2,526,464             FmHA         100%

Long Creek Court Limited
  Partnership
Long Creek Court
Kittrell, NC                             14           120,476          120,476           527,229              FmHA           86%

Tree Trail Apartments,
  A Limited Partnership
Tree Trail
Gainesville, FL                         108          2,060,143        2,060,143        2,304,965               None          85%

Kings Grant Court
 Limited Partnership
Kings Grant Court
Statesville, NC                          36            708,530          708,530          751,715               None         100%

Walker Woods Partners, II, L.P.
Walker Woods II
Dover, DE                                19            591,429          591,429          699,758               None          100%



                                                       Capital Contributions
  Local Limited Partnership                            Total               Paid          Mtge. Loans                   Occupancy at
  Property Name                       Number of      Committed at        Through          Payable at         Type of      March 31,
  Property Location                 Apt. Units     March 31, 2009      March 31, 2009   December 31, 2008    Subsidy *       2009
 ---------------------------------------------      -------------     -------------   ----------------   ------------  ------------

Vista Villa Limited Dividend
  Housing Association
  Limited Partnership
Vista Villa
Saginaw County, MI                     100             1,204,762         1,204,762           2,804,794        None            89%

Metropolitan Apartments
  Limited Partnership
Metropolitan
Chicago, IL                             69             2,139,159         2,139,159           1,573,093       Section 8        83%

Linden Square Limited Dividend
  Housing Association
  Limited Partnership
Linden Square
Genesee County, MI                      120            1,299,774         1,299,774            3,316,222      None             91%
                                    -----------     --------------    -------------         ---------------
                                        778       $   13,508,762      $ 13,508,762         $ 21,898,861
                                      ======       ==============     =============         ===============


* FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of many different types. For instance, FmHA may provide: 1) direct below-market-rate mortgage loans for rural rental housing; 2)mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

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

Additional information required under this item, as it pertains to the Fund, is contained in Items 1, 7 and 8 of this report.

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

As of March 31, 2009, there were 1,839 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. The Fund has made cash distributions of $1,417,000 and $532,669 during the years ended March 31, 2009 and 2008, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------

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

On May 15, 2009, the Fund received $236,000, or approximately $71.73 per Class B Unit, as the Fund's investment in one U.S. Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in May 2009.

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

The next scheduled maturity date is August 15, 2009, when one U.S. Treasury STRIP, in the amount of $183,000, or $55.62 per Class B Unit, will mature. The Managing General Partner will distribute these proceeds in August 2009, to the Limited Partners recognized as holders of the Class B Units on the date these Treasury STRIPS mature. Four additional securities, totaling $925,000, or about $281.15 per Class B Unit, are scheduled to mature between November 15, 2009 and May 15, 2010.

As of March 31, 2009, the Fund's investment portfolio consisted of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As of July 10, 2009, the Fund's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing tax credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for six of the remaining seven properties expired on or before December 31, 2008, while one property's Compliance Period ends December 31, 2009. The Fund disposed of nine Local Limited Partnership interests during the year ending March 31, 2009. In addition, the Managing General Partner disposed of three Local Limited Partnership interests in April, May, and July 2009. Currently, the Managing General Partner does not have any negotiated agreements to dispose of the Fund's interest in the Local Limited Partnerships in 2009. However, the Fund is in negotiations with potential buyers to dispose of its interest in three Local Limited Partnerships in 2009.

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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,099,831 and $4,108,297 at March 31, 2009 and 2008, respectively). The
Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. During the year ended March 31, 2009, the Fund concluded that three of the Local Limited Partnerships had experienced other-than-temporary decline in their carrying values and impairment losses were recorded: Pilot House Associates, L.P., for approximately $162,000; Hudson Square Apartments Company for approximately $266,000; and Linden Square Limited Dividend for approximately $6,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2009, the Fund had cash and cash equivalents of $4,400,689, as compared to $1,052,170 at March 31, 2008. The increase is primarily attributable to proceeds from the sale of investments in Local Limited Partnerships and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities, payment of asset management fees, and advances to a Local Limited Partnership.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2009 and 2008, $4,283,561 and $751,379, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2009, the Fund has advanced approximately $303,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $1,417,000 and $532,669 were made to the Investor Limited Partners, Class B, during the years ended March 31, 2009 and 2008, respectively. The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2009, the Fund's operations resulted in a net income of $1,580,302 as compared to a net loss of $1,778,386 for the same period in 2008. The decrease in net loss is primarily attributable to an increase in equity in income of Local Limited Partnerships and a decrease in provision for valuation allowance on investments in Local Limited Partnerships, partially offset by a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in other income. The increase in equity in income of Local Limited Partnerships is primarily due to two Local Limited Partnerships recording a significant increase in net income. Provision for valuation allowance on investments in Local Limited Partnerships decreased primarily due to the Fund recording a significantly lower impairment allowance for its investment in a certain Local Limited Partnership. The decrease in gain on sale of investments in Local Limited Partnership is the result of a net loss related to the sale of nine Local Limited Partnerships during the year ended March 31, 2009. The decrease in other income is primarily attributable to a decrease in cash distributions received from previously-disposed Local Limited Partnerships, partially offset by an increase in distributions from Local Limited Partnerships with carrying values of zero.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1995. The credits have ended as all properties have reached the end of the ten year credit period.

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through December 31, 2008. Several Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner and Local General Partner of Meadow Wood, located in Smyrna, Tennessee, had reached an agreement that would result in the early 2007 sale of this Property. On January 23, 2007, the Property was sold, resulting in net proceeds to the Fund of $1,174,546, or $30.96 per Unit. During the three month period ending September 30, 2007, the Fund received additional sales proceeds of $75,000, or $1.98 per Unit, upon a reconciliation of tax and utility expenses. This sale resulted in 2007 taxable income of $1,165,374, or $30.72 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, due to concerns over the long-term financial health of Primrose located in Grand Forks, North Dakota and Sycamore, located in Sioux Falls, South Dakota, the Managing General Partner developed a plan that would ultimately result in the transfer of the Fund's interests in each Local Limited Partnerships. Both Local Limited Partnerships have the same Local General Partner. In 1997, in an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Fund's interest in capital and profits in these Local Limited Partnerships to an affiliate of the Local General Partner. Effective June 17, 1999, the Local General Partner transferred both its general partner interest and 48.5% of its interest in capital and profits in the Local Limited Partnerships to a non-affiliated, non-profit general partner. Effective August 31, 2000, the former Local General Partner withdrew its remaining interest in each of the Local Limited Partnerships. In July 2008, the Managing General Partner transferred the Fund's remaining interest in both Primrose and Sycamore to the Local General Partner. As expected, these transfers, effectively dated January 1, 2008, did not result in any proceeds to the Fund. The Managing General Partner reported a 2008 taxable loss of $116,401, or $3.07 per Unit, from Primrose, and taxable income of $105,906, or $2.79 per Unit, from Sycamore. As previously reported, with regard to Sycamore and Primrose, the Fund received its full share of Tax Credits. In addition, the Local General Partner had the right to call the remaining interest subsequent to the Compliance Period, which expired on December 31, 2007. The Fund no longer has an interest in these two Local Limited Partnerships.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Cottages of Aspen, located in Oakdale, Minnesota, would be terminated upon the sale of the underlying Property in mid-2008. On June 4, 2008, the Fund's interest was transferred, resulting in net sales proceeds to the Fund of $2,570,481, or $67.76 per Unit. The Managing General Partner reported a 2008 taxable loss of $43,073, or $1.14, per Unit, as a result of the sale. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Fund's interest in the Local Limited Partnership that owns Livingston Arms, located in Poughkeepsie, New York, was transferred on September 1, 2008, resulting in net sales proceeds to the Fund of $10,000, or $0.26 per Unit. The Managing General Partner reported a 2008 loss of $347,141, or $8.38 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner estimated a late 2008 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Atkins Glen, located in Stoneville, South Carolina. On October 1, 2008, the Fund's interest was transferred. The Fund received $3,334, or $0.09 per Unit. The Managing General Partner reported a 2008 taxable income of $283,085, or $7.46 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, occupancy for the three month period ending September 30, 2008, improved to 89%; however, working capital and debt service coverage levels remained below acceptable levels at 45th and Vincennes, located in Chicago, Illinois. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition of the Property and noted that the Property was in need of significant improvement. Although advances from the Local General Partner enabled the Property to remain current on its loan obligations, the Managing General Partner believed that the Local General Partner and its affiliated management company were not adequately performing their responsibilities with respect to the Property. The Managing General Partner expressed their concerns to the Local General Partner. Based on the results of a market valuation, which confirmed the Property's value to be less than its outstanding debt, the Managing General Partner assigned the Fund's interest to the Local General Partner, upon receipt of official documentation from HUD approving the Transfer of Physical Assets application. The Assignment was dated October 31, 2008, effectively terminating the Fund's interest in the Local Limited Partnership. The disposition did not result in any proceeds to the Fund. The Managing General Partner reported 2008 taxable income of $29,879, or $0.79 per Unit. The Property's Compliance Period ended on December 31, 2007. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns and operates Hudson Square, located in Baton Rouge, Louisiana, will be terminated either upon the sale of the underlying Property, or a sale of the Fund's interest, in early 2009. Based on a 2007 valuation, the Managing General Partner expected a sale to result in approximately $1,200,000, or $31.63 per Unit. However, due to current market conditions, the disposition resulted in net sales proceeds of $925,000, or $24.39 per Unit, and a 2008 loss of $931,590, or $24.56 per Unit. The sale took place on December 12, 2008. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner had the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner had the right to call the remaining interest after the Compliance Period has expired, which was December 31, 2008. The Property operated below breakeven for the year ending December 31, 2008, due to maintenance and capital expenses. The disposition of the Fund's interest in Findley Place took place on January 16, 2009. This transaction resulted in net proceeds to the Fund of $5,000, or $0.13 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The Managing General Partner currently estimates 2009 taxable income of $308,000, or $8.12 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, New Garden Place, located in Gilmer, North Carolina, in early 2004 the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payment than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period, which ended on December 31, 2008. On March 26, 2009, the Managing General Partner exercised the Fund's put option and transferred its interest in the Local Limited Partnership that owned New Garden Place effective January 1, 2009. This transaction resulted in net proceeds to the Fund of $5,000, or $0.13 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The Managing General Partner currently estimates 2009 taxable income of $244,000, or $6.43 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, working capital and debt service coverage levels remained below acceptable standards at Metropolitan Apartments, located in Chicago, Illinois. In addition, occupancy decreased from 86% for the three months ending September 30, 2008 to 79% for the three months ending December 31, 2008. In addition to low occupancy levels, the decline in operations was attributable to the rising cost of natural gas and, more significantly, an increase in debt service caused by the Property's five year adjustable rate first mortgage being reset in late 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, would no longer continue to fund deficits. The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and $32,223 more in 2008, to address the need for structural repairs as cited in the City of Chicago's report of recent building code violations. On April 16, 2009, the Managing General Partner disposed of its interest in the Local Limited Partnership that owned Metropolitan Apartments; however, benefits were transferred as of January 1, 2009. The Managing General Partner was able to recover a majority, $75,000, of its advances upon disposition. The Compliance Period for the Property ended December 31, 2008. The Managing General Partner currently estimates 2009 taxable income of $270,000, or $7.12 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund's interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail. Due to current market conditions, the Managing General Partner is reexamining the exit strategy for the Fund's interest in this Local Limited Partnership and anticipates a June 2010 disposition.

As previously reported, the Managing General Partner estimates a 2009 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Vista Villa, located in Saginaw County, Michigan. The Fund and the Local General Partner entered into a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period, which ended on December 31, 2008. An exercise of the put occurred on July 10, 2009, effective June 1, 2009. This transaction did not result in any net sales proceeds to the Fund. The Managing General Partner currently projects taxable income of approximately $280,000, or $7.38 per Unit.

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

As previously reported, the Managing General Partner was exploring an exit strategy for Kings Grant Court, located in Statesville, North Carolina. The Managing General Partner agreed to sell its interest to an affiliate of the Local General Partner, originally expected for January 2009. A sale of the Fund's interest occurred on May 29, 2009. The sale resulted in $4,540, or $0.12 per Unit, in proceeds. The Managing General Partner currently estimates a 2009 loss of $97,000, or $2.56 per Unit.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2009 and 2008. Since most of the Properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for Tax Credits.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

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

Management assessed the Fund's internal control over financial reporting as of March 31, 2009. Based on this assessment, management concluded that, as of March 31, 2009, the Fund's internal control over financial reporting were designed effectively.

Item 9B.  Other Information

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in December, 1990. The Investment Committee of the Managing General Partner approved all investments The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

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

Greg Judge, age 44, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 52, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2009, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

                                             Amount
   Title of   Name and Address of         Beneficially
   Class       Beneficial Owner                Owned          Percent of Class
_________   ___________________              __________       ________________

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

Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2009 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2009 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of Gross Proceeds. Organization fees and expenses of $2,035,611 were incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2009.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 7% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and were reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2009.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2009 are as follows:

                                                                                    2009              2008
                                                                             --------------        ----------

>

                                                          Asset management fees  $ 144,609         $ 166,625

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2009 are as follows:

                                                                                   2009                2008
                                                                             --------------        ----------

                                                         Salaries and benefits
                                                         expense reimbursements  $ 157,666         $ 160,831

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2009.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2009 is presented in Note 5 to the Financial Statements.

Item 14.   Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2009 as follows:

                                                                                   2009                 2008
                                                                             --------------        -------------

                                                                    Audit fees   $  72,500          $  84,322
                                                                    Tax fees     $   2,500          $   2,400


No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2009.

Item 15. Exhibits, Financial Statement Schedules, and Director Independence

(a) Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

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



     By:   /s/Greg Judge                           Date:    July 15, 2009
           ----------------------------------               -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Greg Judge                            Date:    July 15, 2009
           ----------------------------------                -------------
           Greg Judge
           President
           Arch Street VIII, Inc.



     By:   /s/Michael H. Gladstone                    Date:   July 15, 2009
           -----------------------------                      -------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

          BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2009


INDEX

                                                                  Page No.

Report of Independent Registered Public Accounting Firm             F-2
     for the years ended March 31, 2009 and 2008

Financial Statements:

     Balance Sheets - March 31, 2009 and 2008                       F-3

     Statements of Operations - For the years ended
       March 31, 2009 and 2008                                      F-4

     Statements of Changes in Partners' Equity  -
       For the years ended March 31, 2009 and 2008                  F-5

     Statements of Cash Flows - For the years ended
       March 31, 2009 and 2008                                      F-6

     Notes to the Financial Statements                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership


         We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Group, P.C.


Bethesda, Maryland
July 15, 2009

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)



                                 BALANCE SHEETS
                             March 31, 2009 and 2008



                                                                                      2009                   2008
                                                                                ----------------       -----------------
         Assets

Cash and cash equivalents                                                       $      4,400,689       $      1,052,170
Investments in Local Limited Partnerships (Note 3)                                     2,099,831              4,108,297
Other investments (Note 4)                                                             1,278,877              2,544,977
Accounts receivable (Note 3)                                                               5,000                      -
                                                                                ----------------       ----------------
   Total Assets                                                                 $      7,784,397       $      7,705,444
                                                                                ================       ================

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                       $         84,843       $        172,486
Accrued expenses                                                                          62,449                 59,155
                                                                                ----------------       ----------------
   Total Liabilities                                                                     147,292                231,641

General, Initial and Investor Limited Partners' Equity                                 7,637,105              7,473,803
                                                                                ----------------       ----------------
   Total Liabilities and Partners' Equity                                       $      7,784,397       $      7,705,444
                                                                                ================       ================

  The accompanying notes are an integral part of these financial statements.

                          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2009 and 2008



                                                                                 2009                    2008
                                                                           ----------------        -----------------
        Revenue:
   Investment                                                              $         57,134        $         60,132
   Accretion of Original Issue Discount (Note 4)                                    150,902                 199,689
   Cash distribution income                                                          57,675                 140,421
                                                                           ----------------        ----------------
     Total Revenue                                                                  265,711                 400,242
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 5)                                        144,609                 166,625
   Provision for valuation allowance on advances to Local Limited
     Partnerships (Note 3)                                                            7,233                       -
   Impairment on investments in Local Limited
     Partnerships (Note 3)                                                          434,000               1,997,881
   General and administrative (includes reimbursements
     to an affiliate in the amount of $157,666 and
     $160,831 in 2009 and 2008, respectively)                                       294,680                 327,443
   Amortization                                                                       6,698                  8,654
                                                                           ----------------        ----------------
     Total Expense                                                                  887,220               2,500,603
                                                                           ----------------        ----------------

Loss before equity in income of Local Limited Partnerships and gain (loss) on sale of investments in Local Limited
   Partnerships                                                                    (621,509)             (2,100,361)

Equity in income of Local Limited Partnerships (Note 3)                           3,208,917                 246,974

Gain (loss) on sale of investments in Local Limited
    Partnerships (Note 3)                                                        (1,007,106)                 75,001
                                                                           -----------------       ----------------

Net Income (Loss)                                                          $      1,580,302        $     (1,778,386)
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $          1,633        $        (23,111)
   Class A Limited Partners                                                       1,336,390              (1,829,846)
   Class B Limited Partners                                                         242,279                  74,571
                                                                           ----------------        ----------------
                                                                           $      1,580,302        $     (1,778,386)
                                                                           ================        =================
Net Income (Loss) per Limited Partner Unit
   Class A Unit (34,643 Units)                                             $          38.58        $        (52.82)
                                                                           ================        ===============
   Class B Unit (3,290 Units)                                              $          73.64        $          22.67
                                                                           ================        ================

The accompanying notes are an integral part of these financial statements.


                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  For the Years Ended March 31, 2009 and 2008





                                                                            Investor        Investor
                                                            Initial          Limited        Limited
                                           General          Limited         Partners,      Partners,
                                          Partners          Partner          Class A        Class B           Total

Balance at March 31, 2007              $     97,849     $      5,000     $  6,571,405    $  3,110,604    $    9,784,858
                                       ------------     ------------     ------------    ------------    ---------------


Cash distributions                                -                -                -        (532,669)         (532,669)


Net Income (Loss)                           (23,111)               -       (1,829,846)         74,571        (1,778,386)
                                       ------------     ------------     ------------    ------------       ------------


Balance at March 31, 2008                    74,738            5,000        4,741,559       2,652,506         7,473,803


Cash distributions                               -                 -                -      (1,417,000)       (1,417,000)


Net Income                                    1,633                -        1,336,390         242,279         1,580,302
                                       ------------     ------------     ------------    ------------        -----------


Balance at March 31, 2009              $     76,371     $      5,000     $  6,077,949    $  1,477,785        $7,637,105
                                       ============     ============     ============    ============      ==============

    The accompanying notes are an integral part of these financial statements.


                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2009 and 2008


                                                                                 2009                    2008
                                                                           ----------------        -----------------
Cash flows from operating activities:
   Net Income (Loss)                                                       $      1,580,302        $     (1,778,386)
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
   Equity in income of Local Limited Partnerships                                (3,208,917)               (246,974)
   Loss (gain) on sale of investments in Local Limited
     Partnerships                                                                 1,007,106                 (75,001)
   Provision for valuation allowance on advances
     to Local Limited Partnerships                                                    7,233                       -
     Impairment on investments in Local Limited
      Partnerships                                                                  434,000               1,997,881
   Accretion of Original Issue Discount                                            (150,902)               (199,689)
   Amortization                                                                       6,698                   8,654
   Cash distributions included in net income (loss)                                 (41,862)                 (3,258)
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
     Due from affiliate                                                                   -                  50,000
     Other assets                                                                         2                       1
     Due to affiliate                                                               (87,643)                (42,598)
     Accrued expenses                                                                 3,294                  24,090
                                                                           ----------------        ----------------
Net cash used for operating activities                                             (450,689)               (265,280)
                                                                           -----------------       ----------------

Cash flows from investing activities:
   Release of restricted cash                                                             -                 187,000
   Proceeds from maturities of T-Strips                                           1,417,000                 342,000
   Advances to Local Limited Partnerships                                           (32,223)                (50,000)
   Cash distributions received from Local
     Limited Partnerships                                                           317,616                 164,108
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         3,513,815                  75,001
                                                                           ----------------        ----------------
Net cash provided by investing activities                                         5,216,208                 718,109
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Cash distributions                                                            (1,417,000)               (532,669)
                                                                           -----------------       ----------------
Net cash used for financing activities                                           (1,417,000)               (532,669)
                                                                           -----------------       ----------------

Net increase (decrease) in cash and cash equivalents                              3,348,519                 (79,840)

Cash and cash equivalents, beginning of year                                      1,052,170               1,132,010
                                                                           ----------------        ----------------

Cash and cash equivalents, end of year                                     $      4,400,689        $      1,052,170
                                                                           ================        ================

Non-cash investing activity:
     Accounts receivable from sale of investments
         in Local Limited Partnerships                                       $       (5,000)         $            -
                                                                             ---------------         --------------

  The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. Arch Street VIII, Inc., a Massachusetts corporation, is the Managing General Partner of the Fund. Arch Street VI Limited Partnership, a Massachusetts limited partnership whose general partner consists of Arch Street, Inc., is also a General Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Fund ends on March 31. On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Fund and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P.

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

Under the terms of the Partnership Agreement, the Fund originally designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2009 and 2008, the Managing General Partner has designated approximately $4,284,000 and $751,000, respectively, as such Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,099,831 and $4,108,297 at March 31, 2009 and 2008, respectively). The
Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2008 and 2007 and for the years then ended.

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

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Fund's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

Effect of New Accounting Principles

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2009 include cash equivalents of $4,400,689.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                       NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Effect of New Accounting Principles (continued)

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

3.   Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in ten Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, except for Metropolitan, where the Fund's ownership interest is 98.75%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2009 and 2008:

                                                                                     2009                  2008
                                                                               ----------------      -----------------
Capital contributions and advances paid to Local Limited Partnerships and
    Purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                $     13,590,985      $     20,734,612

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,474,251 and $4,275,879 in 2009
    and 2008, respectively)                                                          (6,025,254)           (8,778,443)

Cumulative cash distributions received from Local Limited Partnerships               (3,534,918)           (3,712,139)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships before adjustments                          4,030,813             8,244,030

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                        399,859               717,628

   Cumulative amortization of acquisition fees and expenses                            (142,587)             (230,050)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships before valuation allowance                  4,288,085             8,731,608

Valuation allowance on investments in Local Limited Partnerships                     (2,188,254)           (4,623,311)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships                                      $      2,099,831      $      4,108,297
                                                                               ================      ================

During the year ended March 31, 2009, the Fund advanced $32,223 to one of the Local Limited Partnerships, $7,233 of which was reserved. The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2008 and 2007 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90-day lag basis) is as follows:

Summarized Balance Sheet - as of December 31,

                                                                                   2008                2007
                                                                             ----------------    ----------------
Assets:
   Investment property, net                                                  $     23,555,436    $     40,618,263
   Other assets                                                                     2,047,509           4,553,844
                                                                             ----------------    ----------------
     Total Assets                                                            $     25,602,945    $     45,172,107
                                                                             ================    ================

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     21,898,861    $     38,218,126
   Other liabilities                                                                2,744,409           3,934,931
                                                                             ----------------    ----------------
     Total Liabilities                                                             24,643,270          42,153,057
                                                                             ----------------    ----------------

Fund's equity                                                                         525,036           3,160,431
Other partners' equity (deficiency)                                                   434,639            (141,381)
                                                                             ----------------    ----------------
   Total Partners' Equity                                                             959,675           3,019,050
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $     25,602,945    $     45,172,107
                                                                             ================    ================




Summarized Statements of Operations - for the years ended December 31,

                                                                                   2008                2007
                                                                             ----------------    ----------------

Rental and other income                                                      $      9,055,899    $      9,640,377

Expenses:
   Operating                                                                        1,892,363           5,434,988
   Interest                                                                         1,514,261           1,898,993
   Depreciation and amortization                                                    2,041,545           2,233,064
                                                                             ----------------    ----------------
     Total Expenses                                                                 5,448,169           9,567,045
                                                                             ----------------    ----------------

Net Income                                                                   $      3,607,730    $         73,332
                                                                             ================    ================

Fund's share of net income                                                   $      2,239,559    $       (815,007)
                                                                             ================    ================
Other partners' share of net income                                          $      1,368,171    $        888,339
                                                                             ================    ================

For the years ended March 31, 2009 and 2008, the Fund has not recognized $1,153,572 and $1,061,981, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $184,214 were included in losses recognized in the year ended March 31, 2009.

The Fund's equity as reflected by the Local Limited Partnerships of $525,036 and $3,160,431 at March 31, 2009 and 2008, respectively, differs from the Fund's investments in Local Limited Partnerships before adjustments of $4,030,813 and $8,244,030 at March 31, 2009 and 2008, respectively, primarily due to: (i) cumulative unrecognized losses as described above; (ii) syndication costs charged to equity by the Local Limited Partnerships that are not reflected in the Fund's investments in Local Limited Partnerships; and (iii) advances to Local Limited Partnerships that the Partnership included in investments in Local Limited Partnerships.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

For the year ended March 31, 2009, one of the Local Limited Partnerships with a carrying value of $167,515 was considered to have operating issues significant enough to warrant its independent auditor to issue an audit report that raised substantial doubt about the Local Limited Partnership's ability to continue as a going concern. However, the Fund believes that support from the Local General Partner and adequate Local Limited Partnership reserve levels will likely mitigate substantial risk to the Fund.

During the year ended March 31, 2009, the Fund sold its interest in nine Local Limited Partnerships resulting in a net loss of $1,007,106. As of March 31, 2009, $5,000 is receivable related to the sale of one of these Local Limited Partnerships.

4.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at March 31, 2009 and 2008 is composed of the following:

                                                                  2009                           2008
                                                             --------------                ---------------

   Aggregate cost of Treasury STRIPS                        $       373,553                $       754,734
   Accumulated accretion of
     Original Issue Discount                                        905,324                      1,790,243
                                                            ---------------                ---------------
                                                            $     1,278,877                $     2,544,977
                                                            ===============                ===============

The fair value of these securities at March 31, 2009 is $1,340,213. As of March 31, 2009 and 2008, ten Treasury Strips matured yielding proceeds of $1,417,000 and $529,000, respectively. The next maturity date for the STRIPS is May 15, 2009 and the final maturity will take place on May 15, 2010. The total maturity value is $1,344,000.

5.   Transactions with Affiliate

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $144,609 and $166,625 for the years ended March 31, 2009 and 2008, respectively. During the years ended March 31, 2009 and 2008, $159,258 and $341,896, respectively, were paid out of available cash flow for Asset Management Fees. Included in due to affiliate at March 31, 2009 and 2008 were $25,164 and $39,813, respectively, of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2009 and 2008 is $157,666 and $160,831, respectively, that the Fund has incurred for these expenses. During the years ended March 31, 2009 and 2008, salaries and benefits of $191,481 and $80,488, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2009 and 2008, $46,529 and $80,343, respectively, of reimbursements to an affiliate of the Managing General Partner remains unpaid.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. As of March 31, 2009 and 2008, $13,150 and $52,330, respectively, were reimbursable to the affiliate.

                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Federal Income Taxes

The following schedules reconcile the reported financial statement net income
(loss) for the fiscal years ended March 31, 2009 and 2008 to the net income reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2008 and 2007:

                                                                                    2009                 2008
                                                                               --------------       ---------------

Net Income (Loss) per financial statements                                     $    1,580,302       $   (1,778,386)

Equity in income (losses) of Local Limited Partnerships for tax purposes
    in excess of equity in income (losses) for financial reporting purposes            93,603              (88,360)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (969,358)          (1,061,981)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                       (12,846)              48,931

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (10,240)             (17,442)

Provision for valuation allowance on advances to Local Limited
   Partnerships not deductible for tax purposes                                         7,233                    -

Impairment on investments in Local Limited Partnerships
   not deductible for tax purposes                                                    434,000            1,997,881

Gain (loss) on sale of investments in Local Limited Partnerships for tax purposes in excess of gain (loss) recognized for financial
   reporting purposes                                                                 (12,229)           2,234,086

Cash distributions included in net income (loss) for financial
   reporting purposes                                                                 (41,862)              (3,258)

Other                                                                                       -             (127,007)
                                                                               --------------       --------------

Net Income per tax return                                                      $    1,068,603       $    1,204,464
                                                                               ==============       ==============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively, are as follows:

                                                               Financial
                                                               Reporting             Tax
                                                               Purposes           Purposes           Differences

Investments in Local Limited Partnerships                   $    2,099,831     $   (2,898,707)     $    4,998,538
                                                            ==============     ==============      ==============
Other assets                                                $    5,684,566     $   10,848,298      $   (5,163,732)
                                                            ==============     ==============      ===============
Liabilities                                                 $      147,292     $      128,649      $       18,643
                                                            ==============     ==============      ==============

                           BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $5,810,000 greater than for financial reporting purposes including approximately $3,474,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the Fund has provided an impairment allowance of approximately $2,181,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

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

7.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of March 31, 2009 or 2008 or net income (loss) for the years ended either March 31, 2009 or 2008. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2008 and 2007:

                                                                                   2008                    2007
                                                                              ---------------         ---------------
Pilot House Associates Limited Partnership
Total Assets                                                                  $     5,376,761         $     5,514,231
Total Liabilities                                                             $     3,921,313         $     3,973,208
Revenue                                                                       $     1,171,055         $     1,110,710
Net Income                                                                    $        69,977         $       999,438

Cottage Homesteads of Aspen Limited Partnership
Total Assets                                                                              N/A         $     4,674,220
Total Liabilities                                                                         N/A         $     4,271,009
Revenue                                                                       $       534,208         $     1,236,565
Net Income (Loss)                                                             $     3,803,483         $       (36,448)

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7. Significant Subsidiaries (continued)

                                                                                   2008                    2007
                                                                              ---------------         ---------------
Hudson Square Apartments Limited Partnership
Total Assets                                                                              N/A         $       895,617
Total Liabilities                                                                         N/A         $        61,854
Revenue                                                                       $     1,528,000         $       637,150
Net Income                                                                    $     1,071,415         $       170,570

Linden Square Ltd. Div. Housing Assoc. Limited Partnership
Total Assets                                                                  $     4,902,977         $     5,134,487
Total Liabilities                                                             $     3,474,734         $     3,661,018
Revenue                                                                       $       703,541         $       722,600
Net Income (Loss)                                                             $       (37,726)        $        34,001

8.   Subsequent Events

On April 16, 2009, the Fund sold its interest in Metropolitan, resulting in the recovery of $75,000 of advances made by the Fund. On May 29, 2009, the Fund sold its interest in Kings Grant Court, resulting in net proceeds to the Fund of $4,540. On July 10, 2009, the Fund sold its interest in Vista Villa, which did not result in any net proceeds to the Fund.