Form 10-Q
period 2009-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2009-08-14
CIK 870815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended         June 30, 2009
                            ------------------------------------


                                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from --------to---------------


                         Commission file number 0-22104

 Boston Financial Tax Credit Fund Plus, A Limited Partnership
-----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Massachusetts                               04-3105699
---------------------------------------      --------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


   101 Arch Street, Boston, Massachusetts                  02110-1106
----------------------------------------------   -------------------------
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

Large accelerated filer ___                Accelerated Filer  ___
Non-accelerated filer   ___                Smaller reporting company   X
(Do not check if a smaller reporting company)                       -------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes       No X .
                           ____     _____

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheets - June 30, 2009 (Unaudited) and March 31, 2009 (Audited)             1

         Statements of Operations (Unaudited) -
            For the Three Months Ended June 30, 2009 and 2008                                2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Three Months Ended June 30, 2009                                         3

         Statements of Cash Flows (Unaudited) -
            For the Three Months Ended June 30, 2009 and 2008                                4

         Notes to the Financial Statements (Unaudited)                                       5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17

Item 4.  Controls and Procedures                                                            17

PART II - OTHER INFORMATION

Items 1-6                                                                                   18

SIGNATURE                                                                                   19

CERTIFICATIONS                                                                              20


                          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                 A Limited Partnership


                                 BALANCE SHEETS
             June 30, 2009 (Unaudited) and March 31, 2009 (Audited)




Assets                                                                             June 30                March 31
--------                                                                     -----------------       ----------------

Cash and cash equivalents                                                      $     4,603,843        $     4,400,689
Investments in Local Limited Partnerships (Note 1)                                   1,910,148              2,099,831
Other investments (Note 2)                                                           1,064,771              1,278,877
Accounts receivable                                                                          -                  5,000
                                                                               ---------------        ---------------
   Total Assets                                                                $     7,578,762        $     7,784,397
                                                                               ===============        ===============

Liabilities and Partners' Equity
-------------------------------
Due to affiliate                                                               $        48,327        $        84,843
Accrued expenses                                                                        84,802                 62,449
                                                                               ---------------        ---------------
   Total Liabilities                                                                   133,129                147,292

General, Initial and Investor Limited Partners' Equity                               7,445,633              7,637,105
                                                                               ---------------        ---------------
   Total Liabilities and Partners' Equity                                      $     7,578,762        $     7,784,397
                                                                               ===============        ===============

    The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                           STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2009 and 2008
                                (Unaudited)




                                                                                  2009                    2008
                                                                           ----------------          --------------
Revenue:
   Investment                                                              $         16,932        $          8,182
   Accretion of Original Issue Discount (Note 2)                                     21,894                  49,505
   Cash distribution income                                                           4,988                   5,748
                                                                           ----------------        ----------------
     Total Revenue                                                                   43,814                  63,435
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  25,170                  39,813
   General and administrative (includes reimbursements to an
     affiliate in the amount of $23,406 and $35,445 in
     2009 and 2008, respectively)                                                    58,226                  74,424
   Amortization                                                                       1,271                   2,061
                                                                           ----------------        ----------------
     Total Expense                                                                   84,667                 116,298
                                                                           ----------------        ----------------

Loss before equity in income of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                    (40,853)                (52,863)

Equity in income of Local Limited Partnerships (Note 1)                              80,831                  79,151

Gain on sale of investments in Local Limited Partnerships                             4,550               2,169,531
                                                                           ----------------        ----------------

Net Income                                                                 $         44,528        $      2,195,819
                                                                           ================        ================

Net Income allocated:
   General Partners                                                        $         (1,915)       $         21,958
   Class A Limited Partners                                                          22,978               1,988,397
   Class B Limited Partners                                                          23,465                 185,464
                                                                           ----------------        ----------------
                                                                           $         44,528        $      2,195,819
                                                                           ================        ================
Net Income per Limited Partner Unit
   Class A Unit (34,643 Units)                                             $           0.66        $          57.40
                                                                           ================        ================

   Class B Unit (3,290 Units)                                              $           7.13        $          56.37
                                                                           ================        ================


    The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2009
                                   (Unaudited)




                                                                        nvestor         Investor
                                                          Initial       Limited         Limited
                                           General        Limited      Partners,       Partners,
                                          Partners        Partner       Class A         Class B           Total
                                       -------------  ------------    -----------    -----------       ------------
Balance at March 31, 2009              $    76,371   $      5,000   $ 6,077,949     $  1,477,785    $   7,637,105

Cash distributions                               -              -              -        (236,000)        (236,000)


Net Income (Loss)                           (1,915)             -        22,978           23,465           44,528
                                       -------------  ------------   ------------    ------------   ---------------

Balance at June 30, 2009               $    74,456   $      5,000   $ 6,100,927    $   1,265,250   $    7,445,633
                                       ============   ============   ============    ============   ===============

    The accompanying notes are an integral part of these financial statements.

                          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)





                                                                          2009                        2008
                                                                    ----------------            ---------------

Net cash used for operating activities                              $        (78,897)          $        (82,731)

Net cash provided by investing activities                                    518,051                  2,843,423

Net cash used for financing activities                                      (236,000)                         -
                                                                    ----------------           ----------------

Net increase in cash and cash equivalents                                    203,154                  2,760,692

Cash and cash equivalents, beginning                                       4,400,689                  1,052,170
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $      4,603,843           $      3,812,862
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



                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 2009. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2009 and 2008.

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

1.   Investments in Local Limited Partnerships
________________________________________________
The Fund has limited partnership interests in eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)
 ________________________________________________________
The following is a summary of investments in Local Limited Partnerships at June 30, 2009 and March 31, 2009:

                                                                                    June 30              March 31
                                                                               ----------------      ----------------
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                $     10,661,073      $     13,590,985

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $2,781,426 and $3,474,251 at June 30
    and March 31, respectively)                                                      (3,530,888)           (6,025,254)

Cumulative cash distributions received from Local Limited Partnerships               (3,714,710)           (3,534,918)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships before adjustments                          3,415,475             4,030,813

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                        311,866               399,859

   Cumulative amortization of acquisition fees and expenses                            (118,195)             (142,587)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships before valuation allowance                  3,609,146             4,288,085

Valuation allowance on investments in Local Limited Partnerships                     (1,698,998)           (2,188,254)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships                                      $      1,910,148      $      2,099,831
                                                                               ================      ================

During the three months ended June 30, 2009, $74,990 was reimbursed from one Local Limited Partnership related to advances made in previous years. The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2009 and 2008 is $144,045 and $202,929, respectively. For the three months ended June 30, 2009 and 2008, the Fund has not recognized $226,163 and $282,080, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $1,287 were included in losses recognized in the three months ended June 30, 2009.

During the three months ended June 30, 2009, the Fund sold its interest in two Local Limited Partnerships, resulting in a net gain of $4,550. In addition, sale proceeds of $5,000 were received during the three months ended June 30, 2009 related to the prior year sale of one Local Limited Partnership.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Other Investments
______________________
Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at June 30 and March 31, 2009 is composed of the following:

                                                                 June 30                       March 31
                                                             --------------                ---------------

   Aggregate cost of Treasury STRIPS                        $       306,294                $       373,553
   Accumulated accretion of
     Original Issue Discount                                        758,477                        905,324
                                                            ---------------                ---------------
                                                            $     1,064,771                $     1,278,877
                                                            ===============                ===============

The fair value of these securities at June 30, 2009 is $1,106,679. Maturity dates for the STRIPS range from August 15, 2009 to May 15, 2010 with a final maturity value of $1,108,000.

3.   Fair Value Measurements
_____________________________
SFAS No. 157
____________
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Fund's financial statements. The Fund does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Fund's financial position, operations or cash flow. This standard requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2009 and March 31, 2009 include cash equivalents of $4,603,843 and $4,400,689, respectively.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3. Fair Value Measurements (continued)
_______________________________________
SFAS No. 159
____________
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

4.   New Accounting Principles
______________________________
FIN48-3
_______
In December 2008, the FASB issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Fund's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

SFAS No. 168
____________
In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Fund's financial position or results of operations, but will change the way in which GAAP is referenced in the Fund's financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

SFAS No. 165
____________
In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Fund adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued. During this period, the Fund did not have any recognizable subsequent events.

FAS 107-1 and APB 28-1
______________________
In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim disclosures about Fair Value Measurement", which amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Fund adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Fund's financial position or results of operations.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                               A Limited Partnership

                     NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


5.   Significant Subsidiaries
_____________________________
The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2009 or 2008 or net losses for the three months ended either June 30, 2009 or 2008. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2009 and 2008:

                                                                                   2009                     2008
                                                                              ---------------           -------------
Pilot House Associates Limited Partnership
Revenue                                                                           $ 292,800              $  277,700
Net Income                                                                        $  17,400              $   23,650

Metropolitan Apartments Limited Partnership
Revenue                                                                           $  144,100             $   150,000
Net Loss                                                                          $  (53,700)            $   (35,200)

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

Critical Accounting Policies
____________________________
The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,910,148 and $2,099,831 at June 30 and March 31, 2009, respectively). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                         A Limited Partnership


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
_______________________________
At June 30, 2009, the Fund had cash and cash equivalents of $4,603,843, as compared to $4,400,689 at March 31, 2009. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and reimbursement of advances from a Local Limited Partnership, partially offset by cash used for operating activities and payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30 and March 31, 2009, approximately $4,496,000 and $4,284,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2009, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions
__________________
Cash distributions of $236,000 were made to the Investor Limited Partners, Class B, during the three months ended June 30, 2009.

Results of Operations
_____________________
For the three months ended June 30, 2009, the Fund's operations resulted in net income of $44,528, as compared to net income of $2,195,819 for the same period in 2008. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, partially offset by a decrease in general and administrative expenses, a decrease in asset management fees, and an increase in investment revenue. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the three months ended June 30, 2009 as compared to the same period in 2008. General and administrative expenses decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund. The decrease in asset management fees is due to the Fund's sale of interest in nine Local Limited Partnerships during the year ended March 31, 2009; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges. The increase in investment revenue is due to an increase in the average balance of funds held for investment.

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update
________________
The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS"). The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund's objectives are to:
(i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund's capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. The fiscal year of the Fund ends on March 31.

Municipal Mortgage & Equity, LLC ("MuniMae") is in the process of selling substantially all of the assets of its Low Income Housing Tax Credit business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and/or Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and a second closing is scheduled for on or about August 31, 2009. The entire sale will be completed no later than December 31, 2009. Upon completion of the acquisition, the business will be owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and/or RECP ("Boston Financial"). The general partner of Boston Financial will be BFIM Management, LLC, a JEN affiliate. Effective as of July 30, 2009, MuniMae has engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Fund. Most of the employees of MuniMae's LIHTC business have joined Boston Financial and BFIM; the operations of the business are to remain intact in the Boston office and the Fund will continue to be managed and administered in the ordinary course.

Arch Street VIII, Inc. is the Managing General Partner of the Fund ("Arch Street") and Arch Street VI Limited Partnership is the co-General Partner of the Fund ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, the ownership interests in Arch Street are being transferred from entities controlled by MuniMae to one or more entities controlled by or associated with Boston Financial. The transfer is expected to occur on or about August 31, 2009, and will not change the organizational structure of the Fund. The principal office and place of business of the Fund subsequent to the transfer will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

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

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)
____________________________
As of June 30, 2009, the Fund's investment portfolio consisted of limited partnership interests in eight Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As of July 10, 2009, the Fund's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing tax credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for six of the remaining seven properties expired on or before December 31, 2008, while one property's Compliance Period ends December 31, 2009. The Fund disposed of two Local Limited Partnership interests during the three-months ending June 30, 2009. In addition, the Managing General Partner disposed of one Local Limited Partnership interest in July 2009. Currently, the Managing General Partner does not have any negotiated agreements to dispose of the Fund's interest in the Local Limited Partnerships in 2009. However, the Fund is in negotiations with potential buyers to dispose of its interest in three Local Limited Partnerships in 2009.

The Managing General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Fund's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Fund disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions
____________________
A majority of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through March 31, 2009. Several Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
________________________________
As previously reported, the Fund's interest in the Local Limited Partnership that owns Livingston Arms, located in Poughkeepsie, New York, was transferred on September 1, 2008, resulting in net sales proceeds to the Fund of $10,000, or $0.26 per Unit. The Managing General Partner reported a 2008 loss of $347,141, or $8.38 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

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

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
________________________________
As previously reported, New Garden Place, located in Gilmer, North Carolina, in early 2004 the Local General Partner requested and the Fund provided its approval to a refinancing of the Property's first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payment than the original mortgage, thereby increasing the Property's cash flow. In connection with the Fund's approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period, which ended on December 31, 2008. On March 26, 2009, the Managing General Partner exercised the Fund's put option and transferred its interest in the Local Limited Partnership that owned New Garden Place effective January 1, 2009. This transaction resulted in net proceeds to the Fund of $5,000, or $0.13 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The Managing General Partner currently estimates 2009 taxable income of $244,000, or $6.43 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, working capital and debt service coverage levels remained below acceptable standards at Metropolitan Apartments, located in Chicago, Illinois. In addition, occupancy decreased from 86% for the three months ending September 30, 2008 to 79% for the three months ending December 31, 2008. In addition to low occupancy levels, the decline in operations was attributable to the rising cost of natural gas and, more significantly, an increase in debt service caused by the Property's five year adjustable rate first mortgage being reset in late 2007. The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner. The Local General Partner, having exceeded their working capital obligation, would no longer continue to fund deficits. The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and $32,223 more in 2008, to address the need for structural repairs as cited in the City of Chicago's report of recent building code violations. On April 16, 2009, the Managing General Partner disposed of its interest in the Local Limited Partnership that owned Metropolitan Apartments; however, benefits were transferred as of January 1, 2009. The Managing General Partner was able to recover a majority, $74,990, of its advances upon disposition. The Compliance Period for the Property ended December 31, 2008. The Managing General Partner currently estimates 2009 taxable income of $270,000, or $7.12 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner was exploring an exit strategy for Kings Grant Court, located in Statesville, North Carolina. The Managing General Partner agreed to sell its interest to an affiliate of the Local General Partner, originally expected for January 2009. A sale of the Fund's interest occurred on May 29, 2009; however, the transfer of benefits is effective March 31, 2009. The sale resulted in $4,540, or $0.12 per Unit, in proceeds. The Managing General Partner currently estimates a 2009 loss of $97,000, or $2.56 per Unit.

As previously reported, the Managing General Partner estimated a 2009 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Vista Villa, located in Saginaw County, Michigan. The Fund and the Local General Partner entered into a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period, which ended on December 31, 2008. An exercise of the put occurred on July 10, 2009, effective June 1, 2009. This transaction did not result in any net sales proceeds to the Fund. The Managing General Partner currently projects taxable income of approximately $280,000, or $7.38 per Unit.

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

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
________________________________
As previously reported the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund's interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit. The Managing General Partner continues to negotiate the sale of the Fund's interest in this Local Limited Partnership. Terms of a possible disposition have not been agreed upon at this time.

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

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures
__________________________________
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting
_________________________________________
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the Fund's internal control over financial reporting as of June 30, 2009. Based on this assessment, management concluded that, as of June 30, 2009, the Fund's internal control over financial reporting were designed effectively.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2009.

                          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2009           BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                 A LIMITED PARTNERSHIP


                                 By: Arch Street VIII, Inc.,
                                    its Managing General Partner

                                 /s/Greg Judge
                                   ____________
                                    Greg Judge
                                    President
                                    Arch Street VIII, Inc.