Form 10-Q
period 2009-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2009-11-16
CIK 870815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2009
                            ----------------------------------


                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


  For the transition period from  ------to------


                 Commission file number 0-22104

          Boston Financial Tax Credit Fund Plus, A Limited Partnership
-------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Massachusetts                         04-3105699
---------------------------------------------     -----------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
----------------------------------------------      ----------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheets - September 30, 2009 (Unaudited)
            and March 31, 2009 (Audited)                                                     1

         Statements of Operations (Unaudited) -
            For the Three and Six Months Ended September 30, 2009 and 2008                   2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Six Months Ended September 30, 2009                                      3

         Statements of Cash Flows (Unaudited) -
            For the Six Months Ended September 30, 2009 and 2008                             4

         Notes to the Financial Statements (Unaudited)                                       5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17

Item 4.  Controls and Procedures                                                            17

PART II - OTHER INFORMATION

Items 1-6                                                                                   18

SIGNATURE                                                                                   19

CERTIFICATIONS                                                                              20


                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership




                             BALANCE SHEETS
           September 30, 2009 (Unaudited) and March 31, 2009 (Audited)




         Assets                                                                   September 30            March 31
         --------                                                            -----------------       ----------------

Cash and cash equivalents                                                      $     4,528,705        $     4,400,689
Investments in Local Limited Partnerships (Note 1)                                   1,830,495              2,099,831
Other investments (Note 2)                                                             900,300              1,278,877
Accounts receivable                                                                          -                  5,000
                                                                               ---------------        ---------------
   Total Assets                                                                $     7,259,500        $     7,784,397
                                                                               ===============        ===============

Liabilities and Partners' Equity

Due to affiliate                                                               $        69,598        $        84,843
Accrued expenses                                                                        38,039                 62,449
                                                                               ---------------        ---------------
   Total Liabilities                                                                   107,637                147,292

General, Initial and Investor Limited Partners' Equity                               7,151,863              7,637,105
                                                                               ---------------        ---------------
   Total Liabilities and Partners' Equity                                      $     7,259,500        $     7,784,397
                                                                               ===============        ===============


     The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)




                                                             Three Months Ended                         Six Months Ended
                                                      September 30,         September 30,         September 30,   September 30,
                                                          2009                  2008                  2009               2008
                                                    ----------------     ----------------       ----------------    --------------
Revenue
   Investment                                       $         17,100     $         16,928       $     34,032        $     25,110
   Accretion of Original Issue Discount
     (Note 2)                                                 18,529               45,669             40,423              95,174
   Cash distribution income                                      568                2,586              5,556               8,334
                                                    ----------------     ----------------       ----------------    --------------
       Total Revenue                                          36,197               65,183             80,011             128,618
                                                    ----------------     ----------------       ----------------    --------------

Expenses:
   Asset management fees, affiliate                           25,170               39,813             50,340              79,626
   Impairment on investments in Local
     Limited Partnerships (Note 1)                           138,158              266,000            138,158             266,000
   General and administrative
    (includes reimbursements to an affiliate
     in the amounts of $42,664 and
     $79,581 for the six months ended
     September 30, 2009 and 2008,
     respectively)                                            42,144               79,736            100,370             154,160
   Amortization                                                1,269                1,921              2,540               3,982
                                                    ----------------     ----------------       ----------------    ---------------
       Total Expenses                                        206,741              387,470            291,408             503,768
                                                    ----------------     ----------------       ----------------    ---------------

Loss before equity in income of Local Limited
 Partnerships and gain on sale of investments in
 Local Limited Partnerships                                (170,544)            (322,287)           (211,397)           (375,150)

Equity in income of Local Limited
   Partnerships (Note 1)                                     59,774               25,504             140,605             104,655

Gain on sale of investments in Local Limited
   Partnerships                                                   -               16,290               4,550            2,185,821
                                                    ----------------     ----------------       ----------------    ---------------

Net Income (Loss)                                   $      (110,770)    $       (280,493)      $     (66,242)      $    1,915,326
                                                    ================     =================      =================   ===============

Net Income (Loss) allocated:
   General Partners                                 $        (2,937)    $         (8,175)     $       (4,852)      $      13,783
   Class A Limited Partners                                (118,275)            (297,636)            (95,297)          1,690,761
   Class B Limited Partners                                  10,442               25,318              33,907             210,782
                                                    ----------------     ----------------       ----------------    ---------------
                                                    $      (110,770)    $       (280,493)      $     (66,242)      $    1,915,326
                                                    ================     =================      =================   ===============

Net Income (Loss) Per Limited Partner Unit
   Class A Limited Partners (34,643 Units)          $         (3.41)    $          (8.59)      $       (2.75)      $       48.81
                                                    ================     =================      ================    ===============
   Class B Limited Partners (3,290 Units)           $          3.17     $           7.70       $       10.31       $      64.07
                                                    ================     =================       ================    ==============


  The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2009
                                   (Unaudited)




                                                                        Investor        Investor
                                                          Initial        Limited        Limited
                                           General        Limited       Partners,      Partners,
                                          Partners        Partner        Class A        Class B            Total

Balance at March 31, 2009              $    76,371     $  5,000     $ 6,077,949      $  1,477,785     $   7,637,105

Cash distributions                               -            -               -          (419,000)         (419,000)


Net Income (Loss)                           (4,852)           -         (95,297)           33,907           (66,242)
                                       -------------  ------------   -------------   ------------     --------------

Balance at September 30, 2009          $    71,519   $    5,000     $ 5,982,652      $  1,092,692      $  7,151,863
                                       ============   ============   ============    ============       ============


   The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended September, 2009 and 2008
                                   (Unaudited)





                                                                          2009                        2008
                                                                    ----------------            -----------------

Net cash used for operating activities                              $       (154,035)          $       (182,514)

Net cash provided by investing activities                                    701,051                  3,356,414

Net cash used for financing activities                                      (419,000)                  (537,000)
                                                                    ----------------           -----------------

Net increase in cash and cash equivalents                                    128,016                  2,636,900

Cash and cash equivalents, beginning                                       4,400,689                  1,052,170
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $      4,528,705           $      3,689,070
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2009 and 2008.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30 and March 31, 2009:

                                                                                    September 30          March 31
                                                                               ----------------      ----------------
Capital contributions and advances paid to Local Limited Partnerships and
  purchase price paid to withdrawing partners of Local Limited Partnerships        $ 9,456,311           $ 13,590,985

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $2,004,455 and $3,474,251 at September 30 and March 31,
 respectively)                                                                      (2,254,654)            (6,025,254)

Cumulative cash distributions received from Local Limited Partnerships              (3,700,335)            (3,534,918)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships before adjustments                         3,501,322              4,030,813

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                       276,617                399,859

   Cumulative amortization of acquisition fees and expenses                           (110,288)              (142,587)
                                                                               ----------------        ----------------

Investments in Local Limited Partnerships before valuation allowance                 3,667,651              4,288,085

Valuation allowance on investments in Local Limited Partnerships                    (1,837,156)            (2,188,254)
                                                                               ----------------       ----------------

Investments in Local Limited Partnerships                                         $  1,830,495          $   2,099,831
                                                                               ================      =================

During the six months ended September 30, 2009, $74,990 was reimbursed from one Local Limited Partnership related to advances made in previous years. The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2009 and 2008 is $213,384 and $497,930, respectively. For the six months ended September 30, 2009 and 2008, the Fund has not recognized $353,989 and $602,585, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

During the six months ended September 30, 2009, the Fund sold its interests in three Local Limited Partnerships, resulting in a net gain of $4,550. In addition, sale proceeds of $5,000 were received during the six months ended September 30, 2009 related to the prior year sale of one Local Limited Partnership. During the six months ended September 30, 2008, the Fund sold its interests in four Local Limited Partnerships, resulting in a net gain of $2,185,821.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                             A Limited Partnership

                    NOTES TO THE FINANCIAL STATEMENTS (continued)
                                (Unaudited)


2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at September 30 and March 31, 2009 is composed of the following:

                                                               September 30                    March 31
                                                             --------------                ----------------

   Aggregate cost of Treasury STRIPS                        $       255,923                $       373,553
   Accumulated accretion of
     Original Issue Discount                                        644,377                        905,324
                                                            ---------------                ---------------
                                                            $       900,300                $     1,278,877
                                                            ===============                ===============

The fair value of these securities at September 30, 2009 is $924,841. Maturity dates for the STRIPS range from November 15, 2009 to May 15, 2010 with a final maturity value of $925,000.

3.   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which provided enhanced guidance for using fair value to measure assets and liabilities. The authoritative guidance, which is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, established a common definition of fair value, providing a framework for measuring fair value under U.S. generally accepted accounting principles and expanding disclosure requirements about fair value measurements. In February 2008, additional authoritative guidance was issued which delays the above effective date for fair value measurement of all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted certain provisions of the authoritative guidance for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. This partial adoption of did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions to have a material effect on the Fund's financial position, operations or cash flow. This authoritative guidance requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at September 30 and March 31, 2009 include cash equivalents of $4,528,705 and $4,400,689, respectively.

In February 2007, the FASB issued authoritative guidance which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund has not elected to measure any financial assets and financial liabilities at fair value.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4.   New Accounting Principles

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued authoritative guidance which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. As required, the Fund adopted this authoritative guidance effective April 1, 2007 and concluded that the effect was not material to its financial statements. In December 2008, the FASB issued additional authoritative guidance which deferred the effective date for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of this authoritative guidance by pass through and not-for-profit entities. If required, the General Partner may modify the Fund's disclosures in accordance with the FASB's guidance.

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009. The Fund has adopted this authoritative guidance with its September 30, 2009 reporting. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Fund's financial position or results of operations, but did change the way in which GAAP is referenced in the Fund's financial statements.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Fund adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were issued.

Interim Disclosures about Fair Value Measurement

In April 2009, the FASB issued authoritative guidance which amends previous professional standards, to require disclosures about the fair value of financial instruments for interim reporting periods. The authoritative guidance, effective for interim and annual reporting periods ending after June 15, 2009, also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. The Fund adopted this authoritative guidance for the quarter ended June 30, 2009 and the adoption did not have a material impact on the Fund's financial position or results of operations.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


5.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of September 30, 2009 or 2008 or net losses for the three months then ended. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2009 and 2008:

                                                                                   2009                     2008
                                                                              ---------------           -------------
Pilot House Associates Limited Partnership
Revenue                                                                       $       320,849         $       321,225
Net Income                                                                    $        45,198         $        53,617

Preston Place Associates Limited Partnership
Revenue                                                                       $       269,084         $       259,927
Net Income                                                                    $        34,785         $        18,610

Hudson Square Apartments Limited Partnership                                             N/A
Revenue                                                                                               $       158,052
Net Income                                                                               N/A
                                                                                                      $        33,080


Linden Square Ltd. Div. Housing Assoc. LP
-----------------------------------------
Revenue                                                                       $       172,599         $       166,967
Net Loss                                                                      $       (19,605)        $       (40,641)

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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,830,495 and $2,099,831 at September 30 and March 31, 2009,
respectively). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2009, the Fund had cash and cash equivalents of $4,528,705, as compared to $4,400,689 at March 31, 2009. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and reimbursement of advances from a Local Limited Partnership, partially offset by cash used for operating activities and payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30 and March 31, 2009, approximately $4,471,000 and $4,284,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2009, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $419,000 were made to the Investor Limited Partners, Class B, during the six months ended September 30, 2009.

Results of Operations

Three Month Period

For the three months ended September 30, 2009, the Fund's operations resulted in net loss of $110,770, as compared to net loss of $280,493 for the same period in 2008. The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships and a decrease in general and administrative expenses, partially offset by a decrease in income from accretion of Original Issue Discount and a decrease in gain on sale of investments in Local Limited Partnerships. The decrease in impairment on investments in Local Limited Partnerships is due to the Fund recording a lower impairment allowance for its investment in a Local Limited Partnership. General and administrative expenses decreased primarily due to decreased charges for operations and administrative expenses necessary for the operation of the Fund. The decrease in income from accretion of Original Issue Discount is due to T-STRIPS that have matured resulting in the reduction of accretion income for the current quarter. The decrease in gain on sale of investments in Local Limited Partnerships is primarily due to a decrease in proceeds received from the sale of one property during the current quarter compared to proceeds received from the sale of three properties during the same quarter of the prior year.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

For the six months ended September 30, 2009, the Fund's operations resulted in net loss of $66,242, as compared to net income of $1,915,326 for the same period in 2008. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in income from accretion of Original Issue Discount, partially offset by a decrease in impairment on investments in Local Limited Partnerships, an increase in equity in income of Local Limited Partnerships, and a decrease in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is primarily due to a decrease in proceeds received from the sale of three properties during the six months ended September 30, 2009 compared to the proceeds received from the sale of four properties during the same period of the prior year. The decrease in income from accretion of Original Issue Discount is due to T-STRIPS that have matured resulting in the reduction of accretion income for the current quarter. The decrease in impairment on investments in Local Limited Partnerships is due to the Fund recording a lower impairment allowance for its investment in a Local Limited Partnership. The increase in equity in income of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund from Local Limited Partnerships with carrying values of zero. General and administrative expenses decreased primarily due to decreased charges for operations and administrative expenses necessary for the operation of the Fund.

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

Municipal Mortgage & Equity, LLC ("MuniMae") has now sold substantially all of the assets of its Low Income Housing Tax Credit ("LIHTC") business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. The business is owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and RECP ("Boston Financial"). The general partner of Boston Financial is BFIM Management, LLC, a JEN affiliate. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Fund. Most of the employees of MuniMae's LIHTC business have joined Boston Financial, the operations of the business are to remain intact in the Boston office and the Fund will continue to be managed and administered in the ordinary course.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Arch Street VIII, Inc. is the Managing General Partner of the Fund ("Arch Street") and Arch Street VI Limited Partnership is the co-General Partner of the Fund ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, ownership and control of the Managing General Partner and control of the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer will not change the organizational structure of the Fund. The principal office and place of business of the Fund will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

On August 15, 2009, the Fund received $183,000, or approximately $55.62 per Class B Unit, as the Fund's investment in one U.S. Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in August 2009.

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

The next scheduled maturity date is November 15, 2009, when three U.S. Treasury STRIPS, in the amount of $473,000, or approximately $143.77 per Class B Unit, will mature. The Managing General Partner will distribute these proceeds in November 2009, to the Limited Partners recognized as holders of the Class B Units. One additional security, totaling $452,000, or approximately $137.39 per Class B Unit, is scheduled to mature on May 15, 2010.

As of September 30, 2009, the Fund's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing tax credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for six of the remaining seven properties expired on or before December 31, 2008, while one property's Compliance Period ends December 31, 2009. The Fund disposed of three Local Limited Partnership interests during the six months ending September 30, 2009. Currently, the Managing General Partner has negotiated an agreement to dispose of the Fund's interest in one of the Local Limited Partnerships in 2009. In addition, the Fund is in negotiations with potential buyers to dispose of its interest in two other Local Limited Partnerships in 2009.

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


Property Discussions

Two of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through June 30, 2009. Five Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Cottages of Aspen, located in Oakdale, Minnesota, would be terminated upon the sale of the underlying Property in mid-2008. On June 4, 2008, the underlying Property was sold, resulting in net sales proceeds to the Fund of $2,570,481, or $67.76 per Unit. The Managing General Partner reported a 2008 taxable loss of $43,073, or $1.14, per Unit, as a result of the sale. The Fund no longer has an interest in this Local Limited Partnership.

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

                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                          A Limited Partnership

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner was exploring an exit strategy for Kings Grant Court, located in Statesville, North Carolina. The Managing General Partner agreed to sell its interest to an affiliate of the Local General Partner, originally expected for January 2009. A sale of the Fund's interest occurred on May 29, 2009; however, the transfer of benefits is effective March 31, 2009. The sale resulted in $4,540, or $0.12 per Unit, in proceeds. The Managing General Partner currently estimates a 2009 tax loss of $97,000, or $2.56 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner estimated a 2009 disposition, via a transfer to the Local General Partner, of the Fund's interest in the Local Limited Partnership that owns Vista Villa, located in Saginaw County, Michigan. The Fund and the Local General Partner entered into a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period, which ended on December 31, 2008. An exercise of the put occurred on July 10, 2009, effective June 1, 2009. This transaction did not result in any net sales proceeds to the Fund. The Managing General Partner currently projects 2009 taxable income of approximately $280,000, or $7.38 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund's interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit. The Managing General Partner is negotiating an exit strategy that will dispose of the Fund's interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Pilot House to occur in June 2010 for $1,400,000, or approximately $36.91 per Unit. Terms of a possible disposition have not been agreed upon at this time.

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008. The Fund and the Local General Partner are currently negotiating a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period, which ended on December 31, 2007. The Managing General Partner expects the put to be exercised in January 2010.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Jardines de Juncos, located in Juncos, Puerto Rico, that could lead to a 2009 disposition. Net sales proceeds are projected to be $29,751, or approximately $0.78 per Unit. The Managing General Partner estimates the 2009 taxable gain to be $1,150,000, or approximately $30.32 per Unit.

The Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership in December 2009. Net sales proceeds to the Fund, if any, are unknown at this time.

The Managing General Partner is currently exploring an exit strategy for Linden Square, located in Flint, Michigan, that could lead to the Fund transferring its interest in the Local Limited Partnership in January 2010. Net sales proceeds to the Fund, if any, are unknown at this time.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                          A Limited Partnership

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. The Fund's Chief Executive Officer and its Chief Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining disclosure controls for the Fund. The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of September 30, 2009, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund's internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2009.

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                            A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 16, 2009          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                  A LIMITED PARTNERSHIP


                                  By: Arch Street VIII, Inc.,
                                      its Managing General Partner





                                       /s/Kenneth J. Cutillo
                                    -------------------------
                                       Kenneth J. Cutillo
                                       President
                                       Arch Street VIII, Inc.