Form 10-Q
period 2009-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2010-02-16
CIK 870815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended        December 31, 2009
                            ---------------------------------


                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from___________ to________________


                Commission file number 0-22104

         Boston Financial Tax Credit Fund Plus, A Limited Partnership
----------------------------------------------------------------------------

         (Exact name of registrant as specified in its charter)


            Massachusetts                         04-3105699
---------------------------------------   ---------------------------
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)        Identification No.)


   101 Arch Street, Boston, Massachusetts             02110-1106
----------------------------------------------   -----------------------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
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

Large accelerated filer ___                      Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if a
smaller reporting company)                        Smaller reporting company  X
                                                                        -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes     No X .

                     BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheets - December 31, 2009 (Unaudited)
            and March 31, 2009 (Audited)                                                     1

         Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 2009 and 2008                   2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Nine Months Ended December 31, 2009                                      3

         Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended December 31, 2009 and 2008                             4

         Notes to the Financial Statements (Unaudited)                                       5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17

Item 4.  Controls and Procedures                                                            17

PART II - OTHER INFORMATION

Items 1-6                                                                                   18

SIGNATURE                                                                                   19

CERTIFICATIONS                                                                              20

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership



                                 BALANCE SHEETS
           December 31, 2009 (Unaudited) and March 31, 2009 (Audited)




Assets                                                                          December 31                March 31
                                                                               -----------------      ----------------

Cash and cash equivalents                                                      $     4,457,070        $     4,400,689
Investments in Local Limited Partnerships (Note 1)                                   1,879,900              2,099,831
Other investments (Note 2)                                                             439,871              1,278,877
Accounts receivable                                                                          -                  5,000
Other assets                                                                               698                      -
                                                                               ---------------        ---------------
   Total Assets                                                                $     6,777,539        $     7,784,397
                                                                               ===============        ===============

Liabilities and Partners' Equity

Due to affiliate                                                               $        61,750        $        84,843
Accrued expenses                                                                        47,026                 62,449
                                                                               ---------------        ---------------
   Total Liabilities                                                                   108,776                147,292

General, Initial and Investor Limited Partners' Equity                               6,668,763              7,637,105
                                                                               ---------------        ---------------
   Total Liabilities and Partners' Equity                                      $     6,777,539        $     7,784,397
                                                                               ===============        ===============

    The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2009 and 2008
                                   (Unaudited)



                                                             Three Months Ended                          Nine Months Ended
                                                      December 31,          December 31,          December 31,        December 31,
                                                          2009                  2008                  2009                2008
                                                    ----------------     ----------------       ----------------    ---------------
Revenue
   Investment                                       $         13,382     $         16,435       $         47,414    $        41,545
   Accretion of Original Issue Discount
     (Note 2)                                                 12,571               32,301                 52,994            127,475
   Cash distribution income                                        -               45,960                  5,556             54,294
                                                    ----------------     ----------------       ----------------    ----------------
       Total Revenue                                          25,953               94,696                105,964            223,314
                                                    ----------------     ----------------       ----------------    ----------------

Expenses:
   Asset management fees, affiliate                           25,170               39,813                 75,510            119,439
   Provision for valuation allowance on
    advances to Local Limited Partnerships
     (Note 1)                                                      -               82,223                      -             82,223
   Impairment on investments in Local
     Limited Partnerships (Note 1)                                 -                    -                138,158            266,000
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $79,243 and
     $111,138 for the nine months ended
     December 31, 2009 and 2008,
     respectively)                                            60,288               63,903                160,658            218,063
   Amortization                                                  455                1,818                  2,995              5,800
                                                    ----------------     ----------------       ----------------    ----------------
       Total Expenses                                         85,913              187,757                377,321            691,525
                                                    ----------------     ----------------       ----------------    ----------------

Loss before equity in income of Local Limited
Partnerships and gain (loss) on
sale of investments in Local Limited
Partnerships                                                 (59,960)             (93,061)              (271,357)          (468,211)

Equity in income of Local Limited
   Partnerships (Note 1)                                      49,860              148,015                190,465            252,670

Gain (loss) on sale of investments in Local
   Limited Partnerships (Note 1)                                   -              (87,720)                 4,550          2,098,101
                                                    ----------------     -----------------      ----------------    ----------------

Net Income (Loss)                                   $        (10,100)    $        (32,766)      $        (76,342)   $     1,882,560
                                                    ================     =================      =================   ================

Net Income (Loss) allocated:
   General Partners                                 $         (4,831)    $         (9,127)      $         (9,683)   $         4,656
   Class A Limited Partners                                  (16,698)             (52,359)              (111,995)         1,638,402
   Class B Limited Partners                                   11,429               28,720                 45,336            239,502
                                                    ----------------     ----------------       ----------------    ----------------
                                                    $        (10,100)    $        (32,766)      $        (76,342)   $     1,882,560
                                                    ================     =================      =================   ================

Net Income (Loss) Per Limited Partner Unit
   Class A Limited Partners (34,643 Units)          $          (0.48)    $          (1.51)      $         (3.23)    $         47.29
                                                    ================     =================      ================    ================
   Class B Limited Partners (3,290 Units)           $           3.47     $           8.73       $          13.78    $         72.80
                                                    ================     ================       ================    ================

    The accompanying notes are an integral part of these financial statements.

                          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2009
                                   (Unaudited)




                                                                        Investor        Investor
                                                          Initial        Limited        Limited
                                           General        Limited       Partners,      Partners,
                                          Partners        Partner        Class A        Class B         Total

Balance at March 31, 2009              $     76,371   $      5,000   $  6,077,949    $  1,477,785    $  7,637,105

Cash distributions                                -              -              -        (892,000)       (892,000)


Net Income (Loss)                            (9,683)             -       (111,995)         45,336         (76,342)
                                       -------------  ------------   -------------   ------------   -------------

Balance at December 31, 2009           $     66,688   $      5,000   $  5,965,954    $    631,121   $   6,668,763
                                       ============   ============   ============    ============   =============

    The accompanying notes are an integral part of these financial statements.

                          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2009 and 2008
                                   (Unaudited)





                                                                          2009                        2008
                                                                    ----------------            ----------------

Net cash used for operating activities                              $       (225,670)          $       (425,835)

Net cash provided by investing activities                                  1,174,051                  5,213,353

Net cash used for financing activities                                      (892,000)                (1,417,000)
                                                                    ----------------           -----------------

Net increase in cash and cash equivalents                                     56,381                  3,370,518

Cash and cash equivalents, beginning                                       4,400,689                  1,052,170
                                                                    ----------------           ----------------

Cash and cash equivalents, ending                                   $      4,457,070           $      4,422,688
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2009 and 2008.

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

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31 and March 31, 2009:

                                                                                  December 31            March 31
                                                                               ----------------      ----------------
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                $      9,456,311      $     13,590,985

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $2,106,608 and $3,474,251 at
    December 31 and March 31, respectively)                                          (2,204,794)           (6,025,254)

Cumulative cash distributions received from Local Limited Partnerships               (3,700,335)           (3,534,918)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships before adjustments                          3,551,182             4,030,813

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                        276,617               399,859

   Cumulative amortization of acquisition fees and expenses                            (110,743)             (142,587)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships before valuation allowance                  3,717,056             4,288,085

Valuation allowance on investments in Local Limited Partnerships                     (1,837,156)           (2,188,254)
                                                                               ----------------      ----------------

Investments in Local Limited Partnerships                                      $      1,879,900      $      2,099,831
                                                                               ================      ================

During the nine months ended December 31, 2009, $74,990 was reimbursed from one Local Limited Partnership related to advances made in previous years. The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2009 and 2008 is $265,677 and $743,743, respectively. For the nine months ended December 31, 2009 and 2008, the Fund has not recognized $456,142 and $996,413, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

During the nine months ended December 31, 2009, the Fund sold its interests in three Local Limited Partnerships, resulting in a net gain of $4,550. In addition, sale proceeds of $5,000 were received during the nine months ended December 31, 2009 related to the prior year sale of one Local Limited Partnership. During the nine months ended December 31, 2008, the Fund sold its interests in seven Local Limited Partnerships, resulting in a net gain of $2,098,101.

                    BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners. The amortized cost at December 31, 2009 and March 31, 2009 is composed of the following:

                                                               December 31                     March 31
                                                             -------------                 ---------------

   Aggregate cost of Treasury STRIPS                        $       126,828                $       373,553
   Accumulated accretion of
     Original Issue Discount                                        313,043                        905,324
                                                            ---------------                ---------------
                                                            $       439,871                $     1,278,877
                                                            ===============                ===============

The fair value of this security at December 31, 2009 is $451,892. The maturity date for the STRIPS is May 15, 2010 with a final maturity value of $452,000.

3.   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which provided enhanced guidance for using fair value to measure assets and liabilities. The authoritative guidance, which is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, established a common definition of fair value, providing a framework for measuring fair value under U.S. generally accepted accounting principles and expanding disclosure requirements about fair value measurements. In February 2008, additional authoritative guidance was issued which delays the above effective date for fair value measurement of all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted certain provisions of the authoritative guidance for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. This partial adoption did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions to have a material effect on the Fund's financial position, operations or cash flow. This authoritative guidance requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 30, 2009. The Fund has adopted this authoritative guidance with its December 31, 2009 reporting. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Fund's financial position or results of operations, but did change the way in which GAAP is referenced in the Fund's financial statements.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Fund adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2009 through February 16, 2010, the date the financial statements were issued.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance which amends existing consolidation guidance for variable interest entities. The guidance requires ongoing reassessment to determine whether a variable interest entity must be consolidated, requires additional disclosures regarding involvement with variable interest entities and disclosure of any significant changes in risk exposure due to that involvement. This guidance will be effective for the Fund's fiscal year beginning April 1, 2010. The Fund is currently evaluating the effects of this guidance on its financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


5.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2009 or 2008 or net losses for the three months then ended. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2009 and 2008:

                                                                                   2009                     2008
                                                                              ---------------           --------------
Pilot House Associates Limited Partnership
Revenue                                                                       $       323,582         $       297,508
Net Income (Loss)                                                             $        38,194         $       (11,070)

Preston Place Associates Limited Partnership
Revenue                                                                       $       256,565         $       269,174
Net Income                                                                    $        12,718         $        51,066

45th Vincennes Limited Partnership
Revenue                                                                                               $        23,722
                                                                                        N/A
Net Loss                                                                                              $       (31,522)
                                                                                        N/A

Hudson Square Apartments Limited Partnership
Revenue                                                                                               $       176,034
                                                                                        N/A
Net Income                                                                                            $        25,186
                                                                                        N/A

Linden Square Ltd. Div. Housing Assoc. LP
-----------------------------------------
Revenue                                                                       $       175,822         $       178,048
Net Loss                                                                      $        (8,888)        $       (25,236)


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

Critical Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,879,900 and $2,099,831 at December 31 and March 31, 2009,
respectively). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

                        BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2009, the Fund had cash and cash equivalents of $4,457,070, as compared to $4,400,689 at March 31, 2009. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and reimbursement of advances from a Local Limited Partnership, partially offset by cash used for operating activities and payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31 and March 31, 2009, approximately $4,375,000 and $4,284,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2009, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $892,000 were made to the Investor Limited Partners, Class B, during the nine months ended December 31, 2009.

Results of Operations

Three Month Period

For the three months ended December 31, 2009, the Fund's operations resulted in net loss of $10,100, as compared to net loss of $32,766 for the same period in 2008. The decrease in net loss is primarily attributable to a decrease in loss on sale of investments in Local Limited Partnerships and a decrease in provision for valuation allowance on advances to Local Limited Partnerships, partially offset by a decrease in equity in income of Local Limited Partnerships and a decrease in other income. Loss on sale of investments decreased because the Fund did not record any sale in the current quarter while the transfer of three Local Limited Partnerships during the same period of the prior year resulted in a net loss. Provision for valuation allowance on advances decreased because the Fund did not record a reserve for advances in the current quarter while a reserve for advances was recorded during the same period of the prior year for advances made to one Local Limited Partnership. The decrease in equity in income of Local Limited Partnerships is primarily due to a decrease in unrecognized losses by the Fund from Local Limited Partnerships with carrying values of zero. The decrease in other income is primarily due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

For the nine months ended December 31, 2009, the Fund's operations resulted in net loss of $76,342, as compared to net income of $1,882,560 for the same period in 2008. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in other income, partially offset by a decrease in impairment on investments in Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, a decrease in general and administrative expenses, and a decrease in asset management fees. The decrease in gain on sale of investments in Local Limited Partnerships is primarily due to a decrease in proceeds received from the sale of three properties during the nine months ended December 31, 2009 compared to the proceeds received from the sale of seven properties during the same period of the prior year. The decrease in other income is primarily due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The decrease in impairment on investments in Local Limited Partnerships is due to the Fund recording a lower impairment allowance, in the current period, for its investment in a Local Limited Partnership compared to the impairment recorded during the same period of the prior year. Provision for valuation allowance on advances decreased because the Fund did not record a reserve for advances in the current quarter while a reserve for advances was recorded during the same period of the prior year for advances made to one Local Limited Partnership. General and administrative expenses decreased primarily due to decreased charges for operations and administrative expenses necessary for the operation of the Fund. The decrease in asset management fees is due to the decrease in the number of Local Limited Partnerships being charged as a result of property dispositions; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges.

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

                      BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Arch Street VIII, Inc. is the Managing General Partner of the Fund ("Arch Street") and Arch Street VI Limited Partnership is the co-General Partner of the Fund ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, ownership and control of the Managing General Partner and control of the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer did not change the organizational structure of the Fund. The principal office and place of business of the Fund will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

On November 15, 2009, the Fund received $473,000, or approximately $143.77 per Class B Unit, as the Fund's investment in three U.S. Treasury STRIPS matured. The Managing General Partner distributed these funds to Class B Limited Partners in November 2009.

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

The next scheduled, and final, maturity date is May 15, 2010, when one U.S. Treasury STRIP, in the amount of $452,000, or approximately $137.39 per Class B Unit, will mature. The Managing General Partner will distribute these proceeds in May 2010, to the Limited Partners recognized as holders of the Class B Units.

As of December 31, 2009, the Fund's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As of January 4, 2010, the Fund's investment portfolio consisted of limited partnership interests in six Local Limited Partnerships. Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit. Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.

Properties that receive low income housing tax credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for the remaining six properties expired on or before December 31, 2009. The Fund disposed of three Local Limited Partnership interests during the nine months ending December 31, 2009. Currently, the Managing General Partner has negotiated an agreement to dispose of the Fund's interest in one of the Local Limited Partnerships in 2010. In addition, the Fund is in negotiations with potential buyers to dispose of its interest in three other Local Limited Partnerships in 2010.

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


Property Discussions

Two of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through September 30, 2009. All other Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund's interest in the Local Limited Partnership. On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund's interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner. The Managing General Partner had the right to put the Fund's remaining interest to the Local General Partner any time after March 1, 2001. In addition, the Local General Partner had the right to call the remaining interest after the Compliance Period expired, which was December 31, 2008. The Property operated below breakeven for the year ending December 31, 2008, due to maintenance and capital expenses. The disposition of the Fund's interest in Findley Place took place on January 16, 2009. This transaction resulted in net proceeds to the Fund of $5,000, or $0.13 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The Managing General Partner currently estimates 2009 taxable income of $308,000, or $8.12 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner anticipated that the Fund's interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008. The Fund and the Local General Partner negotiated a put agreement whereby the Fund would transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period, which ended on December 31, 2007. The Managing General Partner exercised the put on January 4, 2010, effective January 1, 2010. This transaction did not result in any net sales proceeds to the Fund. The Managing General Partner currently projects 2010 taxable income of approximately $120,000, or $3.16 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund's interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail. Due to current market conditions, the Managing General Partner is reexamining the exit strategy for the Fund's interest in this Local Limited Partnership and anticipates an October 2010 disposition.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund's interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit. The Managing General Partner is negotiating an exit strategy that will dispose of the Fund's interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Pilot House to occur in July 2011 for $1,400,000, or approximately $36.91 per Unit. Terms of a possible disposition have not been agreed upon at this time.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Jardines de Juncos, located in Juncos, Puerto Rico, that could lead to a 2010 disposition. Net sales proceeds are projected to be $29,751, or approximately $0.78 per Unit. The Managing General Partner estimates the 2010 taxable gain to be $1,200,000, or approximately $31.63 per Unit.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership in March 2010. Net sales proceeds to the Fund, if any, are unknown at this time.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Linden Square, located in Flint, Michigan, that could lead to the Fund transferring its interest in the Local Limited Partnership in June 2010. Net sales proceeds to the Fund, if any, are unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of December 31, 2009, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2009.

                       BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                              A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 16, 2010         BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                 A LIMITED PARTNERSHIP



                                 By: Arch Street VIII, Inc.,
                                     its Managing General Partner





                                 /s/Kenneth J. Cutillo
                               ----------------------------------------
                                    Kenneth J. Cutillo
                                    President
                                    Arch Street VIII, Inc.