Form 10-K
period 2010-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2010-06-29
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                         March 31, 2010____________________

                                                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________________________ to ________________________

                                                                                                       Commission file number       0-22104

Boston Financial Tax Credit Fund Plus, A Limited Partnership__________
(Exact name of registrant as specified in its charter)

Massachusetts_____ 04-3105699________________
(State or other jurisdiction of (I.R.S. Employer Identification No.)
incorporation or organization)

   101 Arch Street, Boston, Massachusetts                                        02110-1106_____________
  (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code                      (617) 439-3911____________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

CLASS A AND CLASS B UNITS OF LIMITED PARTNERSHIP INTEREST (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes   ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

    Large accelerated filer   ☐                                                                                             Accelerated Filer   ☐
    Non-accelerated filer   ☐  (Do not check if a smaller reporting company)            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                                                                                                                                                              ☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $37,933,000 as of March 31, 2010 .

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

TABLE OF CONTENTS

Page No.

PART I

Item 1 Business K-4
Item 2 Properties K-6
Item 3 Legal Proceedings K-8
Item 4 Submission of Matters to a Vote of
Security Holders K-8

PART II

Item 5 Market for the Registrant's Units and
Related Security Holder Matters K-8
Item 7 Management's Discussion and Analysis of
Financial Condition and Results of Operations K-8
Item 8 Financial Statements and Supplementary Data K-15
Item 9 Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure K-15
Item 9A Controls and Procedures K-15
Item 9B Other Information K-15

PART III

Item 10 Directors and Executive Officers
of the Registrant K-16
Item 11 Management Remuneration K-16
Item 12 Security Ownership of Certain Beneficial
Owners and Management K-17
Item 13 Certain Relationships and Related Transactions K-17
Item 14 Principal Accountant Fees and Services K-19
Item 15 Exhibits, Financial Statement Schedules, and
Director Independence K-19

SIGNATURES K-20

CERTIFICATIONS K-21

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

The Fund originally invested as a limited partner in twenty-nine limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualified for low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986.  The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such coupons themselves (collectively "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions.  The investment objectives of the Fund include the following: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions.  There cannot be any assurance that the Fund will attain any or all of these investment objectives.  A more detailed discussion of these investment objectives, along with the risk in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and  "Investment Risks", which are herein incorporated by this reference.

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

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Properties owned by		Date Interest
Local Limited Partnerships	Location	Acquired

Leatherwood (formerly Village Oaks)(1)	Yoakum, TX	12/23/91
Tamaric(1)	Cedar Park, TX	12/23/91
Northwest(1)	Georgetown, TX	12/23/91
Pilot House	Newport News, VA	02/25/92
Jardines de Juncos	Juncos, PR	04/14/92
Livingston Arms (1)	Poughkeepsie, NY	05/01/92
Broadway Tower (1)	Revere, MA	06/02/92
45th & Vincennes (1)	Chicago, IL	06/26/92
Phoenix Housing (1)	Moorhead, MN	07/06/92
Cottages of Aspen (1)	Oakdale, MN	07/02/92
Long Creek Court	Kittrell, NC	07/01/92
Atkins Glen (1)	Stoneville, NC	07/01/92
Tree Trail	Gainesville, FL	10/30/92
Meadow Wood (1)	Smyrna, TN	10/30/92
Primrose (1)	Grand Forks, ND	12/09/92
Sycamore (1)	Sioux Falls, SD	12/17/92
Preston Place	Winchester, VA	12/21/92
Kings Grant Court (1)	Statesville, NC	12/23/92
Chestnut Plains (1)	Winston-Salem, NC	12/24/92
Bancroft Court(1)	Toledo, OH	12/31/92
Capitol Park(1)	Oklahoma City, OK	02/10/93
Hudson Square (1)	Baton Rouge, LA	03/08/93
Walker Woods II (1)	Dover, DE	06/11/93
Vista Villa (1)	Saginaw County, MI	08/04/93
Metropolitan (1)	Chicago, IL	08/19/93
Carolina Woods II (1)	Greensboro, NC	10/11/93
Linden Square	Genesee County, MI	10/29/93
New Garden Place (1)	Gilmer, NC	06/24/94
Findley Place (1)	Minneapolis, MN	07/15/94

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership.  As of March 31, 2010, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships:  Pilot House Associates, L.P. and Preston Place Associates, L.P., representing 53.92%, have Castle Development Corporation as Local General Partner.  The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund.  The other General Partner of the Fund is Arch Street VI Limited Partnership.  The Fund, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partners, for certain expenses and overhead costs.  A complete discussion of the management of the Fund is set forth in Item 10 of this Report.

The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.

Item 2.  Properties

The Fund currently owns limited partnership interests in six Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund’s ownership interest in each Local Limited Partnership is 99%.

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

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Fund.

		Capital Contributions
Local Limited Partnership		Total	Paid	Mtge. Loans		Occupancy at
Property Name	Number of	Committed at	Through	Payable at	Type of	March 31,
Property Location	Apt. Units	March 31, 2010	March 31, 2010	December 31, 2009	Subsidy*	2010

Pilot House Associates, L.P
Pilot House
Newport News, VA	132	$2,479,708	$2,479,708	$3,764,766	None	100%

Preston Place Associates, L.P.
Preston Place
Winchester, VA	120	2,300,000	2,300,000	3,484,892	None	93%

Jardines Limited Dividend Partnership, S.E., L.P.
Jardines de Juncos
Juncos, PR	60	604,781	604,781	2,512,207	FmHA	100%

Long Creek Court Limited Partnership
Long Creek Court
Kittrell, NC	14	120,476	120,476	523,223	FmHA	86%

Tree Trail Apartments, A Limited Partnership
Tree Trail
Gainesville, FL	108	2,060,143	2,060,143	2,249,557	None	71%

Linden Square Limited Dividend Housing
Association Limited Partnership
Linden Square
Genesee County, MI	120	1,299,774	1,299,774	3,126,275	None	98%
	554	$8,864,882	$8,864,882	$15,660,920

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

As of March 31, 2010 , there were 1,829 record holders of Units of the Fund.

Cash distributions, when made, are paid annually.  The Fund made cash distributions of $3,892,582 and $1,417,000 during the years ended March 31, 2010 and 2009, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions.  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

On May 15, 2010, the Fund received $452,000, or approximately $137.99 per Class B Unit, as the Fund’s investment in one U.S. Treasury STRIP matured.  The Managing General Partner distributed these funds to Class B Limited Partners in May 2010.  This distribution represented the final U.S. Treasury STRIP maturity.

On November 15, 2009, the Fund received $473,000, or approximately $143.77 per Class B Unit, as the Fund’s investment in three U.S. Treasury STRIPS matured.  The Managing General Partner distributed these funds to Class B Limited Partners in November 2009.  On August 15, 2009, the Fund received $183,000, or approximately $55.62 per Class B Unit, as the Fund’s investment in one U.S. Treasury STRIPS matured.  The Managing General Partner distributed these funds to Class B Limited Partners in August 2009.  On May 15, 2009, the Fund received $236,000, or approximately $71.73 per Class B Unit, as the Fund’s investment in one U.S. Treasury STRIPS matured.  The Managing General Partner distributed these funds to Class B Limited Partners in May 2009.  On November 15, 2008, the Fund received $880,000, or approximately $267.47 per Class B Unit, as the Fund’s investment in four U. S. Treasury STRIPS matured.  The Managing General Partner distributed these funds to Class B Limited Partners in November 2008.  On August 15, 2008 the Fund received $537,000, or $163.22 per Class B Unit, as the Fund’s investment in four Treasury STRIPS matured.  The Managing General Partner distributed these funds to Class B Limited Partners in August 2008.

As of March 31, 2010, the Fund’s investment portfolio consisted of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  On January 22, 2010, the Fund distributed $2,970,576.28, or $80.26 per Class A Unit and $57.79 per Class B Unit.

Properties that receive low income housing tax credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining six properties expired on or before December 31, 2009.  The Fund disposed of four Local Limited Partnership interests during the year ending March 31, 2010.  Currently, the Managing General Partner has negotiated an agreement to dispose of the Fund’s interest in one of the Local Limited Partnerships in 2010.  In addition, the Managing General Partner is in negotiations with potential buyers to dispose of its interest in two other Local Limited Partnerships in 2010.

The Managing General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Fund’s remaining Local Limited Partnership interests.  It is unlikely that the Managing General Partner’s efforts will result in the Fund disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property’s Compliance Period.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.  During the year ended March 31, 2010 , the Fund concluded that one of the Local Limited Partnerships had experienced other-than-temporary decline in their carrying values and impairment losses were recorded:  Linden Square Limited Dividend Housing Association Limited Partnership for approximately $142,000.  During the year ended March 31, 2009, the Fund concluded that three of the Local Limited Partnerships had experienced other-than-temporary decline in their carrying values and impairment losses were recorded:  Pilot House Associates, L.P., for approximately $162,000; Hudson Square Apartments Company for approximately $266,000; and Linden Square Limited Dividend for approximately $6,000.

Liquidity and Capital Resources

At March 31, 2010 , the Fund had cash and cash equivalents of $1,495,321, as compared to $4,400,689 at March 31, 2009.  The decrease is primarily attributable to cash distributions made to the partners of the Fund, cash used for operating activities and payment of asset management fees, partially offset by cash distributions received from Local Limited Partnerships and reimbursement of advances from a Local Limited Partnership.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2010 and 2009, approximately $1,435,000 and $4,284,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2010 , the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has not used any of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $3,892,582 and $1,417,000 were made during the years ended March 31, 2010  and 2009, respectively.  The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months.  These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners.   In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves.  No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2010, the Fund’s operations resulted in net loss of $292,909 as compared to net income of $1,580,302 for the same period in 2009.  The decrease in net income is primarily attributable to a decrease in equity in income of Local Limited Partnerships, partially offset by a decrease in loss on sale of investments in Local Limited Partnerships, a decrease in impairment on investments in Local Limited Partnerships, a decrease in general and administrative expenses, and a decrease in asset management fees.  The decrease in equity in income of Local Limited Partnerships is primarily due to the sale of Local Limited Partnerships during the year ended March 31, 2010 and the decrease in unrecognized losses by the Fund from Local Limited Partnerships with carrying values of zero.  The decrease in loss on sale of investments in Local Limited Partnership is the result of a net gain related to the sale of four Local Limited Partnerships during the year ended March 31, 2010 compared to a net loss from the sale of nine Local Limited Partnerships during the year ended March 31, 2009.  Impairment on investments in Local Limited Partnerships decreased primarily due to fewer properties recording an impairment allowance.  General and administrative expenses decreased primarily due to reduced charges for operations and administrative expenses necessary for the operation of the Fund.  The decrease in asset management fees is due to the decrease in the number of Local Limited Partnerships being charged as a result of property dispositions; since asset management fees are charged per Local Limited Partnership, the previous year’s sales reduced the current year’s charges.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1995.  The credits have ended as all properties have reached the end of the ten year credit period.

Property Discussions

Three of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through December 31, 2009.  All other Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period.  Also, the Managing General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner anticipated that the Fund’s interest in the Local Limited Partnership that owns Cottages of Aspen, located in Oakdale, Minnesota, would be terminated upon the sale of the underlying Property in mid-2008.  On June 4, 2008, the underlying Property was sold, resulting in net sales proceeds to the Fund of $2,570,481, or $67.76 per Unit.  The Managing General Partner reported a 2008 taxable loss of $43,073, or $1.14, per Unit, as a result of the sale.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Fund’s interest in the Local Limited Partnership that owns Livingston Arms, located in Poughkeepsie, New York, was transferred on September 1, 2008, resulting in net sales proceeds to the Fund of $10,000, or $0.26 per Unit.  The Managing General Partner reported a 2008 loss of $347,141, or $8.38 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner estimated a late 2008 disposition, via a transfer to the Local General Partner, of the Fund’s interest in the Local Limited Partnership that owns Atkins Glen, located in Stoneville, South Carolina.  On October 1, 2008, the Fund’s interest was transferred.  The Fund received $3,334, or $0.09 per Unit.  The Managing General Partner reported a 2008 taxable income of $283,085, or $7.46 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, occupancy for the three month period ending September 30, 2008, improved to 89%; however, working capital and debt service coverage levels remained below acceptable levels at 45th and Vincennes, located in Chicago, Illinois.  A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition of the Property and noted that the Property was in need of significant improvement.  Although advances from the Local General Partner enabled the Property to remain current on its loan obligations, the Managing General Partner believed that the Local General Partner and its affiliated management company were not adequately performing their responsibilities with respect to the Property.  The Managing General Partner expressed their concerns to the Local General Partner.  Based on the results of a market valuation, which confirmed the Property’s value to be less than its outstanding debt, the Managing General Partner assigned the Fund’s interest to the Local General Partner, upon receipt of official documentation from HUD approving the Transfer of Physical Assets application.  The Assignment was dated October 31, 2008, effectively terminating the Fund’s interest in the Local Limited Partnership.  The disposition did not result in any proceeds to the Fund.  The Managing General Partner reported 2008 taxable income of $29,879, or $0.79 per Unit.  The Property’s Compliance Period ended on December 31, 2007.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated that the Fund’s interest in the Local Limited Partnership that owns and operates Hudson Square, located in Baton Rouge, Louisiana, will be terminated either upon the sale of the underlying Property, or a sale of the Fund’s interest, in early 2009.  Based on a 2007 valuation, the Managing General Partner expected a sale to result in approximately $1,200,000, or $31.63 per Unit.  However, due to current market conditions, the disposition resulted in net sales proceeds of $925,000, or $24.39 per Unit, and a 2008 loss of $931,590, or $24.56 per Unit.  The sale took place on December 12, 2008.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, as a result of concerns regarding the then-existing operating deficits and capital requirements of Findley Place, located in Minneapolis, Minnesota, in 1999, the Managing General Partner developed a plan that will ultimately result in the transfer of the Fund’s interest in the Local Limited Partnership.  On March 1, 2000, the Managing General Partner consummated the transfer of 1% of the Fund’s interest in losses, 48.5% of its interest in profits and 30% of its capital account to the Local General Partner.  The Managing General Partner had the right to put the Fund’s remaining interest to the Local General Partner any time after March 1, 2001.  In addition, the Local General Partner had the right to call the remaining interest after the Compliance Period expired, which was December 31, 2008.  The Property operated below breakeven for the year ending December 31, 2008, due to maintenance and capital expenses.  The disposition of the Fund’s interest in Findley Place took place on January 16, 2009; however, benefits were transferred as of January 1, 2009.  This transaction resulted in net proceeds to the Fund of $5,000, or $0.13 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves.  The 2009 taxable income is $161,288, or $4.25 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, New Garden Place, located in Gilmer, North Carolina, in early 2004 the Local General Partner requested and the Fund provided its approval to a refinancing of the Property’s first mortgage. The new first mortgage, which closed in April 2004, had a lower interest rate and lower annual debt service payment than the original mortgage, thereby increasing the Property’s cash flow. In connection with the Fund’s approval of this refinancing, the Fund and the Local General Partner entered into a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property’s Compliance Period, which ended on December 31, 2008. On March 26, 2009, the Managing General Partner exercised the Fund’s put option and transferred its interest in the Local Limited Partnership that owned New Garden Place effective January 1, 2009. This transaction resulted in net proceeds to the Fund of $5,000, or $0.13 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The 2009 taxable income is $235,913, or $6.22 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, working capital and debt service coverage levels remained below acceptable standards at Metropolitan Apartments, located in Chicago, Illinois.  In addition, occupancy decreased from 86% for the three months ending September 30, 2008 to 79% for the three months ending December 31, 2008.  In addition to low occupancy levels, the decline in operations was attributable to the rising cost of natural gas and, more significantly, an increase in debt service caused by the Property’s five year adjustable rate first mortgage being reset in late 2007.  The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner.  The Local General Partner, having exceeded their working capital obligation, would no longer continue to fund deficits.  The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and $32,223 more in 2008, to address the need for structural repairs as cited in the City of Chicago’s report of recent building code violations.  On April 16, 2009, the Managing General Partner disposed of its interest in the Local Limited Partnership that owned Metropolitan Apartments; however, benefits were transferred as of January 1, 2009.  The Managing General Partner was able to recover a majority, $74,990, of its advances upon disposition.  The Compliance Period for the Property ended December 31, 2008. The 2009 taxable income is $304,603, or $8.03 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner was exploring an exit strategy for Kings Grant Court, located in Statesville, North Carolina.  The Managing General Partner agreed to sell its interest to an affiliate of the Local General Partner, originally expected for January 2009.  A sale of the Fund’s interest occurred on May 29, 2009; however, the transfer of benefits is effective March 31, 2009.  The sale resulted in $4,540, or $0.12 per Unit, in proceeds.  The 2009 taxable income is $105,287, or $2.78 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner estimated a 2009 disposition, via a transfer to the Local General Partner, of the Fund’s interest in the Local Limited Partnership that owns Vista Villa, located in Saginaw County, Michigan.  The Fund and the Local General Partner entered into a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property’s Compliance Period, which ended on December 31, 2008.  An exercise of the put occurred on July 10, 2009, effective June 1, 2009.  This transaction did not result in any net sales proceeds to the Fund.  The 2009 taxable income is $199,214, or $5.25 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated that the Fund’s interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008.  The Fund and the Local General Partner negotiated a put agreement whereby the Fund would transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property’s Compliance Period, which ended on December 31, 2007.  The Managing General Partner exercised the put on January 4, 2010, effective January 1, 2010.  This transaction did not result in any net sales proceeds to the Fund.  The Managing General Partner currently projects 2010 taxable income of approximately $170,000, or $4.48 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner is reexamining the exit strategy for the Fund’s interest in this Local Limited Partnership and anticipates a July 2011 disposition.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund’s interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit.  The Managing General Partner is negotiating an exit strategy that will dispose of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Pilot House to occur in July 2011 for $1,400,000, or approximately $36.91 per Unit.  Terms of a possible disposition have not been agreed upon at this time.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Jardines de Juncos, located in Juncos, Puerto Rico, that could lead to a 2010 disposition.  Net sales proceeds are projected to be $29,751, or approximately $0.78 per Unit.  The Managing General Partner estimates the 2010 taxable gain to be approximately $1,500,000, or $39.54 per Unit.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership in 2010.  Net sales proceeds to the Fund, if any, are unknown at this time.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Linden Square, located in Flint, Michigan, that could lead to the Fund transferring its interest in the Local Limited Partnership in 2010.  Net sales proceeds to the Fund, if any, are unknown at this time.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2010 and 2009.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Fund’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Fund.  The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of March 31, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the “Managing General Partner”), an affiliate of Boston Financial.  The Managing General Partner was incorporated in December, 1990. The Investment Committee of the Managing General Partner approved all investments.  The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

Name Position

Kenneth J. Cutillo Chief Executive Officer

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 15 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

The Fund is organized as a limited partnership solely for the purpose of real estate investment and does not have any employees.  Therefore the Fund has not adopted a Code of Ethics.

The Fund is structured as a limited partnership that was formed principally for real estate investment and is not “listed” issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934.  Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Fund.

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2010 , the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

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

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street VI L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units.  None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units.  The Fund was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships.  In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement.  Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction.  All such fees, expenses and distributions paid in the two years ending March 31, 2010 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions".  Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2010  is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Fund for organizational, offering and selling expenses advanced on behalf of the Fund by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Fund.  Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses.  Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of Gross Proceeds.  Organization fees and expenses of $2,035,611 incurred on behalf of the Fund were paid and reimbursed to an affiliate of the Managing General Partner.  Total organization and offering expenses reimbursed by the Fund did not exceed 5.5% of the Gross Proceeds.  There were no organization fees and offering expenses paid in the two years ended March 31, 2010.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships.  Acquisition fees totaled 7% of Gross Proceeds.  Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 1.5% of Gross Proceeds. Acquisition fees totaling $2,590,827 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $825,516 were incurred and were reimbursed to an affiliate of the Managing General Partner.  There were no acquisition fees or expenses paid in the two years ended March 31, 2010 .

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee.  Asset Management Fees incurred in each of the two years ended March 31, 2010  are as follows:

	2010	2009

Asset management fees	$88,436	$144,609

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses.  The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2010  are as follows:

	2010	2009

Salaries and benefits expense reimbursements	$117,760	$157,666

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VI L.P., receive 1% of cash distributions paid to partners.  The Fund paid $30,006 to the General Partners during the year ended March 31, 2010.  No cash distributions were paid to the General Partners during the year ended March 31, 2009.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates for the two years ended March 31, 2010  is presented in Note 5 to the Financial Statements.

Item 14.  Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2010  as follows:

	2010	2009

Audit fees	$67,639	$72,500
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2010.

Item 15. Exhibits, Financial Statement Schedules, and Director Independence

       (a)  Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors’ reports relating thereto are submitted as a separate section of this Report.  See Index to the Financial Statements on page F-1 hereof.

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

        BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

        By:  Arch Street VIII, Inc.
               its Managing General Partner

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Financial Officer)

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Accounting Officer)

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

INDEX

                                                                                                                            Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2010 and 2009                                            F-2

Financial Statements:

Balance Sheets - March 31, 2010 and 2009                                                  F-3

Statements of Operations - For the years ended
March 31, 2010 and 2009                                                                            F-4

Statements of Changes in Partners' Equity
For the years ended March 31, 2010 and 2009                                        F-5

Statements of Cash Flows - For the years ended
March 31, 2010 and 2009                                                                             F-6

Notes to the Financial Statements                                                                 F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2010 and 2009, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its interal control over financial reporting.   Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion for the effectives of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
June 29, 2010

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

BALANCE SHEETS
March 31, 2010 and 2009

	2010	2009
Assets

Cash and cash equivalents	$1,495,321	$4,400,689
Investments in Local Limited Partnerships (Note 4)	1,581,998	2,099,831
Other investments (Note 5)	447,908	1,278,877
Accounts receivable (Note 4)	-	5,000
Other assets	349	-
Total Assets	$3,525,576	$7,784,397

Liabilities and Partners' Equity

Due to affiliate (Note 6)	$12,926	$84,843
Accrued expenses	61,036	62,449
Total Liabilities	73,962	147,292

General, Initial and Investor Limited Partners' Equity	3,451,614	7,637,105
Total Liabilities and Partners' Equity	$3,525,576	$7,784,397

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Revenue:
Investment	$49,537	$57,134
Accretion of Original Issue Discount (Note 5)	61,031	150,902
Cash distribution income	5,556	57,675
Total Revenue	116,124	265,711

Expense:
Asset management fees, affiliate (Note 6)	88,436	144,609
Provision for valuation allowance on advances to Local Limited
Partnerships (Note 4)	-	7,233
Impairment on investments in Local Limited
Partnerships (Note 4)	141,603	434,000
General and administrative (includes reimbursements
to an affiliate in the amount of $117,760 and
$157,666 in 2010 and 2009, respectively)	228,554	294,680
Amortization	3,994	6,698
Total Expense	462,587	887,220

Loss before equity in income of Local Limited Partnerships
and gain (loss) on sale of investments in Local Limited
Partnerships	(346,463)	(621,509)

Equity in income of Local Limited Partnerships (Note 4)	49,004	3,208,917

Gain (loss) on sale of investments in Local Limited
Partnerships (Note 4)	4,550	(1,007,106)

Net Income (Loss)	$(292,909)	$1,580,302

Net Income (Loss) allocated:
General Partners	$(11,849)	$1,633
Class A Limited Partners	(320,197)	1,336,390
Class B Limited Partners	39,137	242,279
	$(292,909)	$1,580,302
Net Income (Loss) per Limited Partner Unit
Class A Unit (34,643 Units)	$(9.24)	$38.58
Class B Unit (3,290 Units)	$11.90	$73.64

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2010 and 2009

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2008	$74,738	$5,000	$4,741,559	$2,652,506	$7,473,803

Cash distributions	-	-	-	(1,417,000)	(1,417,000)

Net Income	1,633	-	1,336,390	242,279	1,580,302

Balance at March 31, 2009	76,371	5,000	6,077,949	1,477,785	7,637,105

Cash distributions	(30,006)	-	(2,780,459)	(1,082,117)	(3,892,582)

Net Income (Loss)	(11,849)	-	(320,197)	39,137	(292,909)

Balance at March 31, 2010	$34,516	$5,000	$2,977,293	$434,805	$3,451,614

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(292,909)	$1,580,302
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
Equity in income of Local Limited Partnerships	(49,004)	(3,208,917)
Loss (gain) on sale of investments in Local Limited
Partnerships	(4,550)	1,007,106
Provision for valuation allowance on advances
to Local Limited Partnerships	-	7,233
Impairment on investments in Local Limited
Partnerships	141,603	434,000
Accretion of Original Issue Discount	(61,031)	(150,902)
Amortization	3,994	6,698
Cash distributions included in net income (loss)	(3,258)	(41,862)
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(349)	2
Due to affiliate	(71,917)	(87,643)
Accrued expenses	(1,413)	3,294
Net cash used for operating activities	(338,834)	(450,689)

Cash flows from investing activities:
Proceeds from maturities of T-Strips	892,000	1,417,000
Reimbursement of advances (advances) to Local
Limited Partnerships	74,990	(32,223)
Cash distributions received from Local
Limited Partnerships	349,508	317,616
Proceeds received from sale of investments in Local
Limited Partnerships	4,550	3,513,815
Accounts receivable from sale of investments in Local
Limited Partnerships	5,000	-
Net cash provided by investing activities	1,326,048	5,216,208

Cash flows from financing activities:
Cash distributions	(3,892,582)	(1,417,000)
Net cash used for financing activities	(3,892,582)	(1,417,000)

Net increase (decrease) in cash and cash equivalents	(2,905,368)	3,348,519

Cash and cash equivalents, beginning of year	4,400,689	1,052,170

Cash and cash equivalents, end of year	$1,495,321	$4,400,689

Non-cash investing activity:
Accounts receivable from sale of investments
in Local Limited Partnerships	$-	$(5,000)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invests in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions.  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

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

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2010 and 2009, approximately $1,435,000 and $4,284,000, respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership’s respective investment balance has been reduced to zero.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2009 and 2008 and for the years then ended.

The Fund, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits.  If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Fund may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Income Taxes

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  The Fund’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is subject to examination by major tax jurisdictions for tax years 2006 through 2009.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.    Significant Accounting Policies (continued)

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Fund and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

3.  New Accounting Principles

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009.   The Fund has adopted this authoritative guidance with its September 30, 2009 reporting.  The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Fund’s financial position or results of operations, but did change the way in which GAAP is referenced in the Fund’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Fund’s financial statements.

4.  Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund’s interests in the Local Limited Partnership at the end of the Compliance Period at nominal prices.  In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2010 and 2009:

	2010	2009
Capital contributions and advances paid to Local Limited Partnerships and Purchase price paid to withdrawing partners of Local Limited
Partnerships	$8,864,882	$13,590,985

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,922,197 and $3,474,251 in 2010
and 2009, respectively)	(1,858,955)	(6,025,254)

Cumulative cash distributions received from Local Limited Partnerships	(3,841,529)	(3,534,918)

Investments in Local Limited Partnerships before adjustments	3,164,398	4,030,813

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	259,312	399,859

Cumulative amortization of acquisition fees and expenses	(107,109)	(142,587)

Investments in Local Limited Partnerships before valuation allowance	3,316,601	4,288,085

Valuation allowance on investments in Local Limited Partnerships	(1,734,603)	(2,188,254)

Investments in Local Limited Partnerships	$1,581,998	$2,099,831

During the year ended March 31, 2010, $74,990 was reimbursed from one Local Limited Partnership related to advances made in previous years, none of which had previously been reserved.  During the year ended March 31, 2009, the Fund advanced $32,223 to one of the Local Limited Partnerships, $7,233 of which was reserved.  The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2009 and 2008 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90-day lag basis), is as follows:

Summarized Balance Sheet - as of December 31,

	2009	2008
Assets:
Investment property, net	$16,723,589	$23,555,436
Other assets	1,348,794	2,047,509
Total Assets	$18,072,383	$25,602,945

Liabilities and Partners' Equity:
Mortgage notes payable	$15,660,920	$21,898,861
Other liabilities	1,340,020	2,744,409
Total Liabilities	17,000,940	24,643,270

Fund's equity	1,404,079	525,036
Other partners' equity (deficiency)	(332,636)	434,639
Total Partners' Equity	1,071,443	959,675
Total Liabilities and Partners' Equity	$18,072,383	$25,602,945

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the years
ended December 31,

	2009	2008

Rental and other income	$4,611,208	$9,055,899

Expenses:
Operating	3,164,481	1,892,363
Interest	920,661	1,514,261
Depreciation and amortization	1,115,853	2,041,545
Total Expenses	5,200,995	5,448,169

Net Income (Loss)	$(589,787)	$3,607,730

Fund’s share of net income (loss)	$(469,605)	$2,239,559
Other partners' share of net income (loss)	$(120,182)	$1,368,171

The requirement for an audited financial statement for one of the Local Limited Partnerships which had a carrying value of zero was waived.  The Fund’s estimated equity in income of this Local Limited Partnership is $5,720 for the year ended March 31, 2010.

For the years ended March 31, 2010 and 2009, the Fund has not recognized $518,609 and $1,153,572, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $5,720 and $184,214, respectively, were included in losses recognized in the years ended March 31, 2010 and 2009.

The Fund’s equity as reflected by the Local Limited Partnerships of $1,404,079 and $525,036 at March 31, 2010 and 2009, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $3,164,398 and $4,030,813 at March 31, 2010 and 2009, respectively, due to:  (i) cumulative unrecognized losses as described above; (ii) advances to Local Limited Partnerships that the Fund included in investments in Local Limited  Partnerships; and (iii) differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2010, the Fund sold its interest in four Local Limited Partnerships, resulting in a net gain of $4,550.  In addition, sale proceeds of $5,000 were received during the year ended March 31, 2010 related to the prior year sale of one Local Limited Partnership.  During the year ended March 31, 2009, the Fund sold its interest in nine Local Limited Partnerships resulting in a net loss of $1,007,106.  At March 31, 2009, $5,000 was receivable related to the sale of one of these Local Limited Partnerships.

For the year ended March 31, 2010, one of the Local Limited Partnerships with a carrying value of zero was considered to have operating issues significant enough to warrant its independent auditor to issue an audit report that raised substantial doubt about the Local Limited Partnership’s ability to continue as a going concern.  However, the Fund believes that support from the Local General Partner and adequate Local Limited Partnership reserve levels will likely mitigate substantial risk to the Fund.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

5.  Other Investments

Other investments consists of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners.  The amortized cost at March 31, 2010 and 2009 is composed of the following:

	2010	2009

Aggregate cost of Treasury STRIPS	$126,828	$373,553
Accumulated accretion of
Original Issue Discount	321,080	905,324
	$447,908	$1,278,877

The fair value of these securities at March 31, 2010 is $451,919.  As of March 31, 2010 and 2009, five and eight Treasury Strips, respectively, matured yielding proceeds of $892,000 and $1,417,000, respectively.  The final maturity for the STRIPS will take place on May 15, 2010.  The total maturity value is $452,000.

6.  Transactions with Affiliate

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Fund.  Included in the Statements of Operations are Asset Management Fees of $88,436 and $144,609 for the years ended March 31, 2010 and 2009, respectively.  During the years ended March 31, 2010 and 2009, $100,674 and $159,258, respectively, were paid out of available cash flow for Asset Management Fees.  Included in due to affiliate at March 31, 2010 and 2009 were $12,926 and $25,164, respectively, of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2010 and 2009 is $117,760 and $157,666, respectively, that the Fund has incurred for these expenses.   During the years ended March 31, 2010 and 2009, salaries and benefits of $164,289 and $191,481, respectively, were paid to the affiliate of the Managing General Partner.  As of March 31, 2010 and 2009, $0 and $46,529, respectively, of reimbursements to an affiliate of the Managing General Partner remains unpaid.

An affiliate of the General Partner was reimbursed for the actual cost of the Fund’s operating expenses.  As of March 31, 2010 and 2009, $0 and $13,150, respectively, were reimbursable to the affiliate.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

7.  Federal Income Taxes

The following schedules reconcile the reported financial statement net income (loss) for the fiscal years ended March 31, 2010 and 2009 to the net income reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2009 and 2008:

	2010	2009

Net Income (Loss) per financial statements	$(292,909)	$1,580,302

Equity in income (losses) of Local Limited Partnerships for tax purposes
in excess of equity in income (losses) for financial reporting purposes	(8,942)	93,603

Equity in losses of Local Limited Partnerships not recognized for financial reporting purposes, net of recognition of
previously unrecognized losses	(512,889)	(969,358)

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	11,987	(12,846)

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(7,742)	(10,240)

Provision for valuation allowance on advances to Local Limited
Partnerships not deductible for tax purposes	-	7,233

Impairment on investments in Local Limited Partnerships
not deductible for tax purposes	141,603	434,000

Gain (loss) on sale of investments in Local Limited Partnerships for tax purposes in excess of gain (loss) recognized for financial
reporting purposes	995,642	(12,229)

Cash distributions included in net income (loss) for financial
reporting purposes	(3,258)	(41,862)

Net Income per tax return	$323,492	$1,068,603

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$1,581,998	$(2,667,985)	$4,249,983
Other assets	$1,943,578	$10,029,194	$(8,085,616)
Liabilities	$73,962	$108,775	$(34,813)

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

7.  Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $4,755,000 greater than for financial reporting purposes including approximately $1,922,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the Fund has provided an impairment allowance of approximately $1,735,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes; (iv) the disposal of investment in one Local Limited Partnership during the quarter ended March 31, 2010 resulted in its removal from investments in Local Limited Partnerships for financial reporting purposes; and (v) distributions from two Local Limited Partnerships, totaling $151,997, received during the quarter ended March 31, 2010.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$2,099,831	$(2,898,707)	$4,998,538
Other assets	$5,684,566	$10,848,298	$(5,163,732)
Liabilities	$147,292	$128,649	$18,643

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $5,810,000 greater than for financial reporting purposes including approximately $3,474,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the Fund has provided an impairment allowance of approximately $2,181,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

8.  Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of March 31, 2010 or 2009 or net income (loss) for the years then ended.  The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2009 and 2008:

	2009	2008
Pilot House Associates Limited Partnership
Total Assets	$5,163,007	$5,376,761
Total Liabilities	$3,867,809	$3,921,313
Revenue	$1,211,426	$1,171,055
Net Income	$31,742	$69,977

Cottage Homesteads of Aspen Limited Partnership
Total Assets	N/A	N/A
Total Liabilities	N/A	N/A
Revenue	N/A	$534,208
Net Income	N/A	$3,803,483

Hudson Square Apartments Limited Partnership
Total Assets	N/A	N/A
Total Liabilities	N/A	N/A
Revenue	N/A	$1,528,000
Net Income	N/A	$1,071,415

Metropolitan Apartments Limited Partnership
Total Assets	N/A	$2,308,301
Total Liabilities	N/A	$2,379,519
Revenue	N/A	$576,231
Net Loss	N/A	$(215,202)

Linden Square Ltd. Div. Housing Assoc. Limited Partnership
Total Assets	$4,727,822	$4,902,977
Total Liabilities	$3,325,753	$3,474,734
Revenue	$700,635	$703,541
Net Loss	$(26,174)	$(37,726)