Form 10-Q
period 2010-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2010-08-16
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                             June 30, 2010

                                                                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to

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
Yes  X    No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

  Large accelerated filer   ___                                                                               Accelerated Filer  ___
  Non-accelerated filer      ___  (Do not check if a smaller reporting company)    Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                                                                                        Page No.

Item 1.  Financial Statements

Balance Sheets – June 30, 2010 (Unaudited)
and March 31, 2010 (Audited)                                                                                                                                                                       1

Statements of Operations (Unaudited) -
For the Three Months Ended June 30, 2010 and 2009                                                                                                                               2

Statement of Changes in Partners' Equity (Deficiency) (Unaudited)-
For the Three Months Ended June 30, 2010                                                                                                                                                3

Statements of Cash Flows (Unaudited)-
 For the Three Months Ended June 30, 2010 and 2009                                                                                                                              4

Notes to the Financial Statements (Unaudited)                                                                                                                                                 5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                                                                          8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                                                                                        13

Item 4.    Controls and Procedures                                                                                                                                                                                       13

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                                                                                   14

SIGNATURE                                                                                                                                                                                                                           15

CERTIFICATIONS                                                                                                                                                                                                                 16

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

BALANCE SHEETS
June 30, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	June 30	March 31

Cash and cash equivalents	$1,442,246	$1,495,321
Investments in Local Limited Partnerships (Note 1)	1,580,999	1,581,998
Other investments (Note 2)	-	447,908
Other assets	301	349
Total Assets	$3,023,546	$3,525,576

Liabilities and Partners' Equity

Due to affiliate	$12,889	$12,926
Accrued expenses	72,923	61,036
Total Liabilities	85,812	73,962

General, Initial and Investor Limited Partners' Equity	2,937,734	3,451,614
Total Liabilities and Partners' Equity	$3,023,546	$3,525,576

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenue:
Investment	$1,464	$16,932
Accretion of Original Issue Discount (Note 2)	4,092	21,894
Cash distribution income	3,258	4,988
Total Revenue	8,814	43,814

Expense:
Asset management fees, affiliate	12,926	25,170
General and administrative (includes reimbursements to an
affiliate in the amount of $27,783 and $23,406 in
2010 and 2009, respectively)	56,769	58,226
Amortization	999	1,271
Total Expense	70,694	84,667

Loss before equity in income of Local Limited Partnerships
and gain on sale of investments in Local Limited Partnerships	(61,880)	(40,853)

Equity in income of Local Limited Partnerships (Note 1)	-	80,831

Gain on sale of investments in Local Limited Partnerships	-	4,550

Net Income (Loss)	$(61,880)	$44,528

Net Income (Loss) allocated:
General Partners	$(5,139)	$(1,915)
Class A Limited Partners	(56,940)	22,978
Class B Limited Partners	199	23,465
	$(61,880)	$44,528
Net Income (Loss) per Limited Partner Unit
Class A Unit (34,643 Units)	$(1.64)	$0.66
Class B Unit (3,290 Units)	$0.06	$7.13

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
For the Three Months Ended June 30, 2010
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2010	$34,516	$5,000	$2,977,293	$434,805	$3,451,614

Cash distributions	-	-	-	(452,000)	(452,000)

Net Income (Loss)	(5,139)	-	(56,940)	199	(61,880)

Balance at June 30, 2010	$29,377	$5,000	$2,920,353	$(16,996)	$2,937,734

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(56,333)	$(78,897)

Net cash provided by investing activities	455,258	518,051

Net cash used for financing activities	(452,000)	(236,000)

Net increase (decrease) in cash and cash equivalents	(53,075)	203,154

Cash and cash equivalents, beginning	1,495,321	4,400,689

Cash and cash equivalents, ending	$1,442,246	$4,603,843

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included with the Fund’s Form 10-K for the year ended March 31, 2010.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2010 and 2009 and for the three months then ended.

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

1.  Investments in Local Limited Partnerships

The Fund has limited partnership interests in six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices.  In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2010 and March 31, 2010:

	June 30	March 31
Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships	$8,864,882	$8,864,882

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $2,011,869 and $1,922,197 at
June 30 and March 31, respectively)	(1,855,697)	(1,858,955)

Cumulative cash distributions received from Local Limited Partnerships	(3,844,787)	(3,841,529)

Investments in Local Limited Partnerships before adjustments	3,164,398	3,164,398

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	259,312	259,312

Cumulative amortization of acquisition fees and expenses	(108,108)	(107,109)

Investments in Local Limited Partnerships before valuation allowance	3,315,602	3,316,601

Valuation allowance on investments in Local Limited Partnerships	(1,734,603)	(1,734,603)

Investments in Local Limited Partnerships	$1,580,999	$1,581,998

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

The Fund’s share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2010 and 2009 is $86,414 and $144,045, respectively.  For the three months ended June 30, 2010 and 2009, the Fund has not recognized $86,414 and $226,163, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $1,287 were included in losses recognized in the three months ended June 30, 2009.

During the three months ended June 30, 2009, the Fund sold its interest in two Local Limited Partnerships, resulting in a net gain of $4,550.  In addition, sale proceeds of $5,000 were received during the three months ended June 30, 2009 related to the prior year sale of one Local Limited Partnership.

2.  Other Investments

Other investments consist of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners.  The amortized cost at June 30, 2010 and March 31, 2010 is composed of the following:

	June 30	March 31

Aggregate cost of Treasury STRIPS	$-	$126,828
Accumulated accretion of
Original Issue Discount	-	321,080
	$-	$447,908

The final maturity for the STRIPS took place on May 15, 2010.  The total maturity value was $452,000.

3.  New Accounting Principles

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

4.  Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of June 30, 2010 or 2009 or net losses for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2010 and 2009:

	2010	2009
Pilot House Associates Limited Partnership
Revenue	$302,900	$292,800
Net Income	$8,000	$17,400

Metropolitan Apartments Limited Partnership
Revenue	N/A	$144,100
Net Loss	N/A	$(53,700)

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities (VIEs). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships and an obligation to absorb losses of the Local Limited Partnerships.  The general partners control the day-to-day operations of the Local Limited Partnerships and are responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2010, the Fund had cash and cash equivalents of $1,442,246, as compared to $1,495,321 at March 31, 2010.  The decrease is primarily attributable to cash used for operating activities and payment of asset management fees partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2010 and March 31, 2010, approximately $1,370,000 and $1,435,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2010, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $452,000 and $236,000 were made to the Investor Limited Partners, Class B, during the three months ended June 30, 2010 and 2009, respectively.

Results of Operations

For the three months ended June 30, 2010, the Fund’s operations resulted in net loss of $61,880, as compared to net income of $44,528 for the same period in 2009.  The decrease in net income is primarily attributable to a decrease in equity in income of Local Limited Partnerships, a decrease in income from accretion of Original Issue Discount, and a decrease in investment revenue, partially offset by a decrease in asset management fees and a decrease in general and administrative expenses.  The decrease in equity in income of Local Limited Partnerships is primarily due to a decline in income recorded by certain Local Limited Partnerships.  Income from accretion of Original Issue Discount decreased due to T-STRIPS that have matured.  The decrease in investment revenue is due to a decrease in the average balance of funds held for investment.  The decrease in asset management fees is due to the decrease in the number of Local Limited Partnerships being charged as a result of property dispositions; since asset management fees are charged per Local Limited Partnership, the previous year’s sales reduced the current year’s charges.  General and administrative expenses decreased primarily due to reduced charges for operations and administrative expenses necessary for the operation of the Fund.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of tax credits which Limited Partners may use to offset their Federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from Sale or Refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their Capital Contributions. Arch Street VIII, Inc. is the Managing General Partner of the Fund.   Arch Street VI Limited Partnership is the co-General Partner of the Fund.  ALZA Corporation is the class A limited partner of Arch Street VI Limited Partnership, Boston Financial BFG Investments, LLC is the class B limited partner of Arch Street VI Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VI Limited Partnership.  Arch Street VIII, Inc., Arch Street VI Limited Partnership and Boston Financial BFG Investments, LLC are affiliates of Boston Financial.  The fiscal year of the Fund ends on March 31.

On May 15, 2010, the Fund received $452,000, or approximately $137.39 per Class B Unit, as the Fund’s investment in one U.S. Treasury STRIP matured.  The Managing General Partner distributed these funds to Class B Limited Partners in May 2010.  This distribution represented the final U.S. Treasury STRIP maturity.

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

As of June 30, 2010, the Fund’s investment portfolio consisted of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  On January 22, 2010, the Fund distributed $2,970,576, or $80.26 per Class A Unit and $57.79 per Class B Unit.

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

Property Discussions

Three of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through March 31, 2010.  All other Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period.  Also, the Managing General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner is currently exploring an exit strategy for Jardines de Juncos, located in Juncos, Puerto Rico, that could lead to a 2010 disposition.  Net sales proceeds are projected to be $15,000, or approximately $0.40 per Unit.  The Managing General Partner estimates the 2010 taxable gain to be approximately $1,480,000, or $39.02 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART II       OTHER INFORMATION

Items 1-5      Not applicable

Item 6            Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2010.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2010                                                                                                                                                                                          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                                                                                                                                                                                                                  A LIMITED PARTNERSHIP

                                                                                                                                                                                                                                   By:      Arch Street VIII, Inc.,
                                                                                                                                                                                                                                               its Managing General Partner

                                                                                                                                                                                                                                             /s/Kenneth J. Cutillo
                                                                                                                                                                                                                                             Kenneth J. Cutillo
                                                                                                                                                                                                                                             President
                                                                                                                                                                                                                                             Arch Street VIII, Inc.
                                                                                                                                                                                                                                             (Chief Executive Officer)