Form 10-Q
period 2010-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2010-11-15
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                            September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________________  to

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
Yes   No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.    Financial Statements

Balance Sheets – September 30, 2010 (Unaudited)
and March 31, 2010 (Audited)                                                                                                           1

Statements of Operations (Unaudited) -
For the Three and Six Months Ended September 30, 2010 and 2009                                           2

                Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
                     For the Six Months Ended September 30, 2010                                                                              3

               Statements of Cash Flows (Unaudited) -
                    For the Six Months Ended September 30, 2010 and 2009                                                               4

Notes to the Financial Statements (Unaudited)                                                                                  5

Item 2.     Management's Discussion and Anlysis of Finanical
Condition and Results of Operations                                                                                              8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                      14

Item 4.     Controls and Procedures                                                                                                                     14

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                  15

SIGNATURE                                                                                                                                                          16

CERTIFICATIONS                                                                                                                                                19

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

BALANCE SHEETS
September 30, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	September 30	March 31

Cash and cash equivalents	$1,326,055	$1,495,321
Investments in Local Limited Partnerships (Note 1)	1,219,675	1,581,998
Other investments (Note 2)	-	447,908
Other assets	1,095	349
Total Assets	$2,546,825	$3,525,576

Liabilities and Partners' Equity

Due to affiliate	$12,925	$12,926
Accrued expenses	22,012	61,036
Total Liabilities	34,937	73,962

General, Initial and Investor Limited Partners' Equity	2,511,888	3,451,614
Total Liabilities and Partners' Equity	$2,546,825	$3,525,576

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue
Investment	$1,392	$17,100	$2,856	$34,032
Accretion of Original Issue Discount
(Note 2)	-	18,529	4,092	40,423
Cash distribution income	-	568	3,258	5,556
Total Revenue	1,392	36,197	10,206	80,011

Expenses:
Asset management fees, affiliate	12,925	25,170	25,851	50,340
Impairment on investments in Local
Limited Partnerships (Note 1)	399,820	138,158	399,820	138,158
General and administrative
(includes reimbursements to an affiliate
in the amounts of $70,237 and
$42,664 for the six months ended
September 30, 2010 and 2009,
respectively)	52,989	42,144	109,758	100,370
Amortization	998	1,269	1,997	2,540
Total Expenses	466,732	206,741	537,426	291,408

Loss before equity in income of
Local Limited Partnerships and gain on
sale of investments in Local Limited
Partnerships	(465,340)	(170,544)	(527,220)	(211,397)

Equity in income of Local Limited
Partnerships (Note 1)	39,494	59,774	39,494	140,605

Gain on sale of investments in Local Limited
Partnerships	-	-	-	4,550

Net Loss	$(425,846)	$(110,770)	$(487,726)	$(66,242)

Net Income (Loss) allocated:
General Partners	$(4,258)	$(2,937)	$(9,397)	$(4,852)
Class A Limited Partners	(394,606)	(118,275)	(451,546)	(95,297)
Class B Limited Partners	(26,982)	10,442	(26,783)	33,907
	$(425,846)	$(110,770)	$(487,726)	$(66,242)

Net Income (Loss) Per Limited Partner Unit
Class A Limited Partners (34,643 Units)	$(11.39)	$(3.41)	$(13.03)	$(2.75)
Class B Limited Partners (3,290 Units)	$(8.20)	$3.17	$(8.14)	$10.31

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
For the Six Months Ended September 30, 2010
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2010	$34,516	$5,000	$2,977,293	$434,805	$3,451,614

Cash distributions	-	-	-	(452,000)	(452,000)

Net Loss	(9,397)	-	(451,546)	(26,783)	(487,726)

Balance at September 30, 2010	$25,119	$5,000	$2,525,747	$(43,978)	$2,511,888

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(172,524)	$(154,035)

Net cash provided by investing activities	455,258	701,051

Net cash used for financing activities	(452,000)	(419,000)

Net increase (decrease) in cash and cash equivalents	(169,266)	128,016

Cash and cash equivalents, beginning	1,495,321	4,400,689

Cash and cash equivalents, ending	$1,326,055	$4,528,705

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2010 and 2009 and for the six months then ended.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2010 and March 31, 2010:
	September 30	March 31
Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships	$8,864,882	$8,864,882

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $2,126,572 and $1,922,197 at
September 30 and March 31, respectively)	(1,816,203)	(1,858,955)

Cumulative cash distributions received from Local Limited Partnerships	(3,844,787)	(3,841,529)

Investments in Local Limited Partnerships before adjustments	3,203,892	3,164,398

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	259,312	259,312

Cumulative amortization of acquisition fees and expenses	(109,106)	(107,109)

Investments in Local Limited Partnerships before valuation allowance	3,354,098	3,316,601

Valuation allowance on investments in Local Limited Partnerships	(2,134,423)	(1,734,603)

Investments in Local Limited Partnerships	$1,219,675	$1,581,998

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

The Fund’s share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2010 and 2009 is $161,623 and $213,384, respectively.  For the six months ended September 30, 2010 and 2009, the Fund has not recognized $201,117 and $353,989, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

During the six months ended September 30, 2009, the Fund sold its interest in three Local Limited Partnerships, resulting in a net gain of $4,550.  In addition, sale proceeds of $5,000 were received during the six months ended September 30, 2009 related to the prior year sale of one Local Limited Partnership.

2.      Other Investments

Other investments consist of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners.  The amortized cost at September 30, 2010 and March 31, 2010 is composed of the following:

	September 30	March 31

Aggregate cost of Treasury STRIPS	$-	$126,828
Accumulated accretion of
Original Issue Discount	-	321,080
	$-	$447,908

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

4.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of September 30, 2010 or 2009 or net losses for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2010 and 2009:

	2010	2009
Pilot House Associates Limited Partnership
Revenue	$332,881	$320,849
Net Income	$49,261	$45,198

Preston Place Associates Limited Partnership
Revenue	$261,976	$269,084
Net Income (Loss)	$(9,368)	$34,785

Linden Square Ltd. Div. Housing Assoc. LP
Revenue	$188,153	$172,599
Net Income (Loss)	$6,416	$(19,605)

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2010, the Fund had cash and cash equivalents of $1,326,055, as compared to $1,495,321 at March 31, 2010.  The decrease is primarily attributable to cash used for operating activities and payment of asset management fees, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2010 and March 31, 2010, approximately $1,305,000 and $1,435,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2010, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  To date, the Fund has not used any Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $452,000 and $419,000 were made to the Investor Limited Partners, Class B, during the six months ended September 30, 2010 and 2009, respectively.

Results of Operations

Three Month Period

For the three months ended September 30, 2010, the Fund’s operations resulted in net loss of $425,846, as compared to net loss of $110,770 for the same period in 2009.  The increase in net loss is primarily attributable to an increase in impairment on investments, a decrease in equity in income of Local Limited Partnerships, a decrease in income from accretion of Original Issue Discount, a decrease in investment revenue, and an increase in general and administrative expenses partially offset by a decrease in asset management fees.  The increase in impairment on investments in Local Limited Partnerships is due to the Fund recording a higher impairment allowance for its investment in a Local Limited Partnership.  The decrease in equity in income of Local Limited Partnerships is primarily due to a decline in income recorded by certain Local Limited Partnerships.  Income from accretion of Original Issue Discount decreased due to T-STRIPS that have matured.  The decrease in investment revenue is due to a decrease in the average balance of funds held for investment.  General and administrative expenses increased primarily due to increased charges for operations and administrative expenses necessary for the operation of the Fund.  The decrease in asset management fees is due to the decrease in the number of Local Limited Partnerships being charged as a result of property dispositions; since asset management fees are charged per Local Limited Partnership, the previous year’s sales reduced the current year’s charges.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Six Month Period

For the six months ended September 30, 2010, the Fund’s operations resulted in net loss of $487,726, as compared to net loss of $66,242 for the same period in 2009.  The increase in net loss is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, a decrease in income from accretion of Original Issue Discount, an increase of general and administrative expenses, a decrease in equity in income, and a decrease in investment revenue, partially offset by a decrease in asset management fees.  The increase in impairment on investments in Local Limited Partnerships is due to the Fund recording a higher impairment allowance for its investment in a Local Limited Partnership.  The decrease in income from accretion of Original Issue Discount is due to T-STRIPS that have matured resulting in the reduction of accretion income for the current quarter.  General and administrative expenses increased primarily due to increased charges for operations and administrative expenses necessary for the operation of the Fund.  The decrease in equity in income of Local Limited Partnerships is primarily due to a decline in income recorded by certain Local Limited Partnerships.  The decrease in investment revenue is due to a decrease in the average balance of funds held for investment.  The decrease in asset management fees is due to the decrease in the number of Local Limited Partnerships being charged as a result of property dispositions; since asset management fees are charged per Local Limited Partnership, the previous year’s sales reduced the current year’s charges.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update (continued)

As of September 30, 2010, the Fund’s investment portfolio consisted of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  On January 22, 2010, the Fund distributed $2,970,576, or $80.26 per Class A Unit and $57.79 per Class B Unit.  It is anticipated that the Fund will make another distribution in the future.

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

Property Discussions

Two of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through June 30, 2010.  The four other Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either have an adverse impact on the Fund’s liquidity or result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

As previously reported, working capital and debt service coverage levels remained below acceptable standards at Metropolitan Apartments, located in Chicago, Illinois.  In addition, occupancy decreased from 86% for the three months ending September 30, 2008 to 79% for the three months ending December 31, 2008.  In addition to low occupancy levels, the decline in operations was attributable to the rising cost of natural gas and, more significantly, an increase in debt service caused by the Property’s five year adjustable rate first mortgage being reset in late 2007.  The deficit was funded by advances from the Management Agent, an affiliate of the Local General Partner.  The Local General Partner, having exceeded their working capital obligation, would no longer continue to fund deficits.  The Managing General Partner, as part of a disposition agreement with the Local General Partners to jointly fund operating deficits from Fund reserves, advanced $50,000 in 2007 and $32,223 more in 2008, to address the need for structural repairs as cited in the City of Chicago’s report of recent building code violations.  On April 16, 2009, the Managing General Partner disposed of its interest in the Local Limited Partnership that owned Metropolitan Apartments; however, benefits were transferred as of January 1, 2009.  The Managing General Partner was able to recover a majority, $74,990, of its advances upon disposition.  The Compliance Period for the Property ended December 31, 2008.  The 2009 taxable income was $304,603, or $8.03 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

                                                                                                                                                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

As previously reported, the Managing General Partner was exploring an exit strategy for Kings Grant Court, located in Statesville, North Carolina.  The Managing General Partner agreed to sell its interest to an affiliate of the Local General Partner, originally expected for January 2009.  A sale of the Fund’s interest occurred on May 29, 2009; however, the transfer of benefits was effective March 31, 2009.  The sale resulted in $4,540, or $0.12 per Unit, in proceeds.  The 2009 taxable income was $105,287, or $2.78 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner estimated a 2009 disposition, via a transfer to the Local General Partner, of the Fund’s interest in the Local Limited Partnership that owns Vista Villa, located in Saginaw County, Michigan.  The Fund and the Local General Partner entered into a Put Agreement whereby the Fund could transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property’s Compliance Period, which ended on December 31, 2008.  An exercise of the Put occurred on July 10, 2009, effective June 1, 2009.  This transaction did not result in any net sales proceeds to the Fund.  The 2009 taxable income was $199,214, or $5.25 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner is reexamining the exit strategy for the Fund’s interest in this Local Limited Partnership.  The Local General Partner did not make the October 1, 2010 debt service payment and will allow the debt to go into foreclosure unless the Lender is willing to accept a short sale.  If the Property were to go into foreclosure, it likely will not happen until 2011.  The Compliance Period ended December 31, 2007; therefore, there is no recapture risk at the Property.

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

As previously reported, the Managing General Partner is currently exploring an exit strategy for Jardines de Juncos, located in Juncos, Puerto Rico, that could lead to a 2010 disposition.  Net sales proceeds are projected to be $35,000, or approximately $0.92 per Unit.  The Managing General Partner estimates the 2010 taxable gain to be approximately $1,500,000, or $39.54 per Unit.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership in late-2010.  Net sales proceeds to the Fund, if any, are unknown at this time.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

As previously reported, the Managing General Partner is currently exploring an exit strategy for Linden Square, located in Flint, Michigan, that could lead to the Fund transferring its interest in the Local Limited Partnership in 2010.    The Managing General Partner negotiated the disposition of the Property.  However, due to the weak market conditions and high mortgage balance, there is no equity in the Property.  As a result, the Local General Partner agreed to buy the Fund’s interest for a nominal amount.  The transfer of interest is expected to be completed by the end of 2010.  The Property’s compliance period ended December 31, 2009.  The Managing General Partner estimates the 2010 taxable loss to be approximately $310,000, or $8.17 per Unit.

The Managing General Partner is currently exploring an exit strategy for Preston Place, located in Winchester, Virginia, that could lead to the Fund transferring its interest in the Local Limited Partnership or could lead to a sale of the Property in late-2011.  Net sales proceeds to the Fund, if any, are unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART II                  OTHER INFORMATION

Items 1-5                 Not applicable

Item 6                      Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2010.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2010                                                                   BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

            By:         Arch Street VIII, Inc.,
               its Managing General Partner

             /s/Kenneth J. Cutillo
             Kenneth J. Cutillo
             President
            Arch Street VIII, Inc.
                                                                                                                           (Chief Executive Officer)