Form 10-Q
period 2010-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2011-02-14
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                                 December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to

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
Yes   No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.    Financial Statements

Balance Sheets – December 31, 2010 (Unaudited)
and March 31, 2010 (Audited)                                                                                                            1

Statements of Operations (Unaudited) -
For the Three and Nine Months Ended December 31, 2010 and 2009                                          2

Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
                      For the Nine Months Ended December 31, 2010                                                                             3

Statements of Cash Flows (Unaudited) -
                     For the Nine Months Ended December 31, 2010 and 2009                                                             4

Notes to the Financial Statements (Unaudited)                                                                                    5

Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                                                               8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                         14

Item 4.      Controls and Procedures                                                                                                                       14

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                    15

SIGNATURE                                                                                                                                                            16

CERTIFICATIONS                                                                                                                                                  19

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

BALANCE SHEETS
December 31, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	December 31	March 31

Cash and cash equivalents	$1,303,593	$1,495,321
Investments in Local Limited Partnerships (Note 1)	1,195,308	1,581,998
Other investments (Note 2)	-	447,908
Other assets	832	349
Total Assets	$2,499,733	$3,525,576

Liabilities and Partners' Equity

Due to affiliate	$12,926	$12,926
Accrued expenses	31,389	61,036
Total Liabilities	44,315	73,962

General, Initial and Investor Limited Partners' Equity	2,455,418	3,451,614
Total Liabilities and Partners' Equity	$2,499,733	$3,525,576

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Revenue
Investment	$1,316	$13,382	$4,172	$47,414
Accretion of Original Issue Discount
(Note 2)	-	12,571	4,092	52,994
Cash distribution income	674	-	3,932	5,556
Total Revenue	1,990	25,953	12,196	105,964

Expenses:
Asset management fees, affiliate	12,926	25,170	38,777	75,510
Impairment on investments in Local
Limited Partnerships (Note 1)	199,282	-	599,102	138,158
General and administrative
(includes reimbursements to an affiliate
in the amounts of $97,888 and
$79,243 for the nine months ended
December 31, 2010 and 2009,
respectively)	48,353	60,288	158,111	160,658
Amortization	1,813	455	3,810	2,995
Total Expenses	262,374	85,913	799,800	377,321

Loss before equity in income of
Local Limited Partnerships and gain on
sale of investments in Local Limited
Partnerships	(260,384)	(59,960)	(787,604)	(271,357)

Equity in income of Local Limited
Partnerships (Note 1)	176,728	49,860	216,222	190,465

Gain on sale of investments in Local Limited
Partnerships	27,186	-	27,186	4,550

Net Loss	$(56,470)	$(10,100)	$(544,196)	$(76,342)

Net Income (Loss) allocated:
General Partners	$(565)	$(4,831)	$(9,962)	$(9,683)
Class A Limited Partners	(52,327)	(16,698)	(503,873)	(111,995)
Class B Limited Partners	(3,578)	11,429	(30,361)	45,336
	$(56,470)	$(10,100)	$(544,196)	$(76,342)

Net Income (Loss) Per Limited Partner Unit
Class A Limited Partners (34,643 Units)	$(1.51)	$(0.48)	$(14.54)	$(3.23)
Class B Limited Partners (3,290 Units)	$(1.09)	$3.47	$(9.23)	$13.78

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
For the Nine Months Ended December 31, 2010
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2010	$34,516	$5,000	$2,977,293	$434,805	$3,451,614

Cash distributions	-	-	-	(452,000)	(452,000)

Net Loss	(9,962)	-	(503,873)	(30,361)	(544,196)

Balance at December 31, 2010	$24,554	$5,000	$2,473,420	$(47,556)	$2,455,418

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(222,846)	$(225,670)

Net cash provided by investing activities	483,118	1,174,051

Net cash used for financing activities	(452,000)	(892,000)

Net increase (decrease) in cash and cash equivalents	(191,728)	56,381

Cash and cash equivalents, beginning	1,495,321	4,400,689

Cash and cash equivalents, ending	$1,303,593	$4,457,070

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2010 and 2009 and for the nine months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund has limited partnership interests in five Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices.  In the event that Properties are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2010 and March 31, 2010:
	December 31	March 31
Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships	$8,260,101	$8,864,882

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,460,647 and $1,922,197 at
December 31 and March 31, respectively)	(1,077,437)	(1,858,955)

Cumulative cash distributions received from Local Limited Partnerships	(3,788,443)	(3,841,529)

Investments in Local Limited Partnerships before adjustments	3,394,221	3,164,398

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	241,617	259,312

Cumulative amortization of acquisition fees and expenses	(106,825)	(107,109)

Investments in Local Limited Partnerships before valuation allowance	3,529,013	3,316,601

Valuation allowance on investments in Local Limited Partnerships	(2,333,705)	(1,734,603)

Investments in Local Limited Partnerships	$1,195,308	$1,581,998

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

The Fund’s share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2010 and 2009 is $140,386 and $265,677, respectively.  For the nine months ended December 31, 2010 and 2009, the Fund has not recognized $356,608 and $456,142, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

During the nine months ended December 31, 2010, the Fund sold its interest in one Local Limited Partnership, resulting in a net gain of $27,186.  During the nine months ended December 31, 2009, the Fund sold its interest in three Local Limited Partnerships, resulting in a net gain of $4,550.  In addition, sale proceeds of $5,000 were received during the nine months ended December 31, 2009 related to the prior year sale of one Local Limited Partnership.

2.      Other Investments

Other investments consist of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners.  The amortized cost at December 31, 2010 and March 31, 2010 is composed of the following:

	December 31	March 31

Aggregate cost of Treasury STRIPS	$-	$126,828
Accumulated accretion of
Original Issue Discount	-	321,080
	$-	$447,908

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

4.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of December 31, 2010 or 2009 or net losses for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2010 and 2009:

	2010	2009
Pilot House Associates Limited Partnership
Revenue	$322,646	$323,582
Net Income	$80,959	$38,194

Preston Place Associates Limited Partnership
Revenue	$269,757	$256,565
Net Income	$69,158	$12,718

Linden Square Ltd. Div. Housing Assoc. LP
Revenue	$180,085	$175,822
Net Income (Loss)	$28,480	$(8,888)

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At December 31, 2010, the Fund had cash and cash equivalents of $1,303,593, as compared to $1,495,321 at March 31, 2010.  The decrease is primarily attributable to cash used for operating activities and payment of asset management fees, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2010 and March 31, 2010, approximately $1,273,000 and $1,435,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2010, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $452,000 and $892,000 were made to the Investor Limited Partners, Class B, during the nine months ended December 31, 2010 and 2009, respectively.

Results of Operations

Three Month Period

For the three months ended December 31, 2010, the Fund’s operations resulted in net loss of $56,470, as compared to net loss of $10,100 for the same period in 2009.  The increase in net loss is primarily attributable to an increase in impairment on investments, a decrease in income from accretion of Original Issue Discount, and a decrease in investment revenue, partially offset by an increase in equity in income of Local Limited Partnerships and an increase in gain on sale of Local Limited Partnerships.  The increase in impairment on investments in Local Limited Partnerships is due to the Fund recording a higher impairment allowance for its investment in Local Limited Partnerships.  Income from accretion of Original Issue Discount decreased due to T-STRIPS that have matured.  The decrease in investment revenue is due to a decrease in the average balance of funds held for investment.  The increase in equity in income of Local Limited Partnerships is primarily due to an increase in income recorded by certain Local Limited Partnerships.  The increase in gain on sale of Local Limited Partnerships is due to the sale of Jardines de Juncos on December 12, 2010.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Month Period

For the nine months ended December 31, 2010, the Fund’s operations resulted in net loss of $544,196, as compared to net loss of $76,342 for the same period in 2009.  The increase in net loss is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, a decrease in income from accretion of Original Issue Discount, and a decrease in investment revenue, partially offset by a decrease in asset management fees and an increase in equity in income.  The increase in impairment on investments in Local Limited Partnerships is due to the Fund recording a higher impairment allowance for its investment in a Local Limited Partnership.  The decrease in income from accretion of Original Issue Discount is due to T-STRIPS that have matured resulting in the reduction of accretion income for the current quarter.  The decrease in investment revenue is due to a decrease in the average balance of funds held for investment.  The decrease in asset management fees is due to the decrease in the number of Local Limited Partnerships being charged as a result of property dispositions; since asset management fees are charged per Local Limited Partnership, the previous year’s sales reduced the current year’s charges.  The increase in equity in income of Local Limited Partnerships is primarily due to an increase in income recorded by certain Local Limited Partnerships.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update (continued)

As of December 31, 2010, the Fund’s investment portfolio consisted of limited partnership interests in five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  On January 22, 2010, the Fund distributed $2,970,576, or $80.26 per Class A Unit and $57.79 per Class B Unit.  It is anticipated that the Fund will make another distribution in the future.

Properties that receive low income housing tax credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining five properties expired on or before December 31, 2009.  Currently, the Managing General Partner has negotiated an agreement to dispose of the Fund’s interest in one of the Local Limited Partnerships in 2011.  In addition, the Managing General Partner is in negotiations with potential buyers to dispose of its interest in four other Local Limited Partnerships in 2011.

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

Property Discussions

Two of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through September 30, 2010.  The three other Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  Some Properties have had persistent operating difficulties that could either have an adverse impact on the Fund’s liquidity or result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus on such Properties.

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

As previously reported, the Managing General Partner was exploring an exit strategy for Jardines de Juncos, located in Juncos, Puerto Rico, that would lead to a 2010 disposition.  The sale occurred on December 12, 2010 and net sales proceeds were $27,186, or approximately $0.72 per Unit.  The Managing General Partner estimates the 2010 taxable gain to be approximately $1,490,000, or $39.28 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner is reexamining the exit strategy for the Fund’s interest in this Local Limited Partnership.  The Local General Partner did not make the October 1, 2010 debt service payment and will allow the debt to go into foreclosure unless the Lender is willing to accept a short sale.  If the Property were to go into foreclosure, it likely will not happen until 2011.  The Compliance Period ended December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently attempting to transfer the Fund’s interest to the Local General Partner in 2011 for a nominal amount.  However, a foreclosure has not been ruled out.  Projected 2011 taxable gain or loss is not known at this time.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund’s interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit.  The Managing General Partner is negotiating an exit strategy that will dispose of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Pilot House to occur in September 2011 for $1,200,000, or approximately $31.63 per Unit.  Terms of a possible disposition have not been agreed upon at this time.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership.  Negotiations have progressed very slowly and thus a transfer of the Fund’s interest is now expected in 2011 versus 2010 as previously reported.  Net sales proceeds to the Fund, if any, are unknown at this time.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Linden Square, located in Flint, Michigan, that could lead to the Fund transferring its interest in the Local Limited Partnership in 2011.  The Managing General Partner negotiated the disposition of the Property; however, due to the weak market conditions and high mortgage balance, there is no equity in the Property.  As a result, the Local General Partner agreed to buy the Fund’s interest for a nominal amount.  The transfer of interest was previously expected to be completed by the end of 2010, but is now expected by March 31, 2011.  The Property’s compliance period ended December 31, 2009.  The Managing General Partner estimates the 2011 taxable loss to be approximately $286,000, or $7.53 per Unit.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Preston Place, located in Winchester, Virginia, that could lead to the Fund transferring its interest in the Local Limited Partnership or could lead to a sale of the Property in late-2011.  Net sales proceeds to the Fund, if any, are unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART II                OTHER INFORMATION

Items 1-5               Not applicable

Item 6                    Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2010.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2011                                                                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                                                                                             A LIMITED PARTNERSHIP

           By:  Arch Street VIII, Inc.,
       its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
                                                                                                                (Chief Executive Officer)