Form 10-K/A
period 2010-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2011-04-06
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                         March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________________________to ____________________________________________

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

EXPLANATORY NOTE

Boston Financial Tax Credit Fund Plus, A Limited Partnership  (the “Fund”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the year ended March 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2010 (the “Original Form 10-K”), to amend its Original Form 10-K to revise the disclosures contained in Item 9A Controls and Procedures in the Original Form 10-K to provide management’s conclusion as to the effectiveness of the Fund’s internal control over financial reporting and to include certain information required by Item 308T of Regulation S-K.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 9A of the Original Form 10-K has been amended and restated in its entirety.  In addition, as required by Rule 12b-15 under the Exchange Act, currently-dated certifications from the Fund’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Fund’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting.  This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Fund’s internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2010.  Based on this assessment, management concluded that, as of March 31, 2010, the Fund’s internal control over financial reporting was effective.

Item 15.  Exhibits, Financial Statement Schedules

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

By:     Arch Street VIII, Inc.
its Managing General Partner

By:      /s/Kenneth J. Cutillo                                                           Date:              April 6, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By:      /s/Kenneth J. Cutillo                                                          Date:              April 6, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Financial Officer)

By:     /s/Kenneth J. Cutillo                                                         Date:                 April 6, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Accounting Officer)