Form 10-K
period 2011-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2011-06-29
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                         March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________  to____________________________

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
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $37,933,000 as of September 30, 2010 .

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

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

PART I

Item 1                 Business                                                                                                                                                                     K-4
Item 2                 Properties                                                                                                                                                                    K-6
Item 3                 Legal Proceedings                                                                                                                                                     K-8
Item 4                 (Removed and Reserved)                                                                                                                                         K-8

PART II

Item 5                Market for the Registrant's Units and
   Related Security Holder Matters                                                                                                                             K-8
Item 7                Management's Discussion and Analysis of
   Financial Condition and Results of Operations                                                                                                    K-8
Item 8                Financial Statements and Supplementary Data                                                                                                     K-14
Item 9                Changes in and Disagreements with Accountants
   on Accounting and Financial Disclosure                                                                                                              K-14
Item 9A             Controls and Procedures                                                                                                                                          K-14
Item 9B              Other Information                                                                                                                                                      K-14

PART III

Item 10                Directors and Executive Officer
      of the Registrant                                                                                                                                                     K-15
Item 11                Management Remuneration                                                                                                                                   K-15
Item 12                Security Ownership of Certain Beneficial
     Owners and Management                                                                                                                                      K-16
Item 13                Certain Relationships and Related
     Transactions and Director Independence                                                                                                           K-16
Item 14                Principal Accounting Fees and Services                                                                                                             K-17
Item 15                Exhibits, Financial Statement Schedules                                                                                                              K-17

SIGNATURES                                                                                                                                                                                                  K-19

CERTIFICATIONS                                                                                                                                                                                          K-20

PART I

Item 1.  Business

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on December 10, 1990 under the laws of the Commonwealth of Massachusetts.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 Class A and Class B units of Limited Partnership Interest ("Class A Units" and "Class B Units"; Class A Units and Class B Units are collectively called "Units") at $1,000 per Unit, adjusted for certain discounts.  The Fund raised $37,932,300 ("Gross Proceeds"), net of discounts of $700, through the sale of 34,643 Class A Units and 3,290 Class B Units.  Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners.  The offering of Units terminated on January 11, 1993.  No further sale of Units is expected.

The Fund is engaged solely in the business of real estate investment.  Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

The Fund originally invested as a limited partner or member in twenty-nine limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualified for low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986.  The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  There cannot be any assurance that the Fund will attain any or all of these investment objectives.

Since the Local Limited Partnerships no longer generate any tax credits, the Fund is in the process of disposing of its interests in Local Limited Partnerships.  The Fund has disposed of its interests in twenty-six Local Limited Partnerships, and the Fund currently has only four Local Limited Partnership Interests remaining.  In general, sale of the Fund’s interests in a Local Limited Partnership will be subject to various restrictions.  The Fund will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Fund (including Tax Credit recapture considerations).  Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested.  Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships.

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Properties owned by		Date Interest
Local Limited Partnerships	Location	Acquired

Leatherwood (formerly Village Oaks)(1)	Yoakum, TX	12/23/91
Tamaric(1)	Cedar Park, TX	12/23/91
Northwest(1)	Georgetown, TX	12/23/91
Pilot House	Newport News, VA	02/25/92
Jardines de Juncos(1)	Juncos, PR	04/14/92
Livingston Arms (1)	Poughkeepsie, NY	05/01/92
Broadway Tower (1)	Revere, MA	06/02/92
45th & Vincennes (1)	Chicago, IL	06/26/92
Phoenix Housing (1)	Moorhead, MN	07/06/92
Cottages of Aspen (1)	Oakdale, MN	07/02/92
Long Creek Court	Kittrell, NC	07/01/92
Atkins Glen (1)	Stoneville, NC	07/01/92
Tree Trail	Gainesville, FL	10/30/92
Meadow Wood (1)	Smyrna, TN	10/30/92
Primrose (1)	Grand Forks, ND	12/09/92
Sycamore (1)	Sioux Falls, SD	12/17/92
Preston Place	Winchester, VA	12/21/92
Kings Grant Court (1)	Statesville, NC	12/23/92
Chestnut Plains (1)	Winston-Salem, NC	12/24/92
Bancroft Court(1)	Toledo, OH	12/31/92
Capitol Park(1)	Oklahoma City, OK	02/10/93
Hudson Square (1)	Baton Rouge, LA	03/08/93
Walker Woods II (1)	Dover, DE	06/11/93
Vista Villa (1)	Saginaw County, MI	08/04/93
Metropolitan (1)	Chicago, IL	08/19/93
Carolina Woods II (1)	Greensboro, NC	10/11/93
Linden Square(1)	Genesee County, MI	10/29/93
New Garden Place (1)	Gilmer, NC	06/24/94
Findley Place (1)	Minneapolis, MN	07/15/94

(1)	The Fund no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership.  As of March 31, 2011, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships:  Pilot House Associates, L.P. and Preston Place Associates, L.P., representing 68.67%, have Castle Development Corporation as Local General Partner.  The Local General Partners of the remaining Local Limited Partnerships are identified in the schedule in Item 2 of this Report.

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

The Fund is managed by Arch Street VIII, Inc. (the “Managing General Partner”).  The other General Partner of the Fund is Arch Street VI Limited Partnership (“Arch Street VI L.P.”).  ALZA Corporation is the Class A Limited Partner of Arch Street VI L.P., Boston Financial BFG Investments, LLC is the Class B Limited Partner of Arch Street VI L.P. and Arch Street VIII, Inc. is the general partner of Arch Street VI L.P.  The Fund, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partners, for certain expenses and overhead costs.  A complete discussion of the management of the Fund is set forth in Item 10 of this Report.  The Fund currently has no employees.

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

Item 2.  Properties

The Fund currently has limited partner interests in four Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualified for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund’s ownership interest in each Local Limited Partnership is 99%.

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

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: (i) below market rate interest loans; (ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; or (iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedule on the following page provides certain key information on the Local Limited Partnership interests currently invested in by the Fund.

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apt. Units	March 31, 2011	March 31, 2011	December 31, 2010	Subsidy *	2011

Pilot House Associates, L.P
Pilot House
Newport News, VA
Castle Development Corp	132	$2,479,708	$2,479,708	$3,705,978	None	96%

Long Creek Court Limited Partnership
Long Creek Court
Kittrell, NC
Third Renaissance, Inc.	14	120,476	120,476	519,216	FmHA	86%

Tree Trail Apartments, A Limited Partnership
Tree Trail
Gainesville, FL
Flournoy Development Co.	108	2,060,143	2,060,143	-	None	74%

Preston Place Associates, L.P.
Preston Place
Winchester, VA
Castle Development Corp	120	2,300,000	2,300,000	3,387,831	None	98%
	374	$6,960,327	$6,960,327	$7,613,025

*	FmHA
This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of many different types.  For instance, FmHA may provide: (i) direct below-market-rate mortgage loans for rural rental housing; (ii) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; (iii) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or (iv) a combination of any of the above.

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

Item 4.  (Removed and Reserved)

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

As of March 31, 2011, there were 1,830 record holders of Units of the Fund.

Cash distributions, when made, are paid annually.  The Fund made cash distributions of $452,000 and $3,892,582 to Unit holders during the years ended March 31, 2011 and 2010, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  The General Partners of the Fund are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street VI Limited Partnership.  ALZA Corporation is the Class A Limited Partner of Arch Street VI Limited Partnership, Boston Financial BFG Investments, LLC is the Class B Limited Partner of Arch Street VI Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VI Limited Partnership.  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

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

As of March 31, 2011, the Fund’s investment portfolio consisted of limited partner interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  On January 22, 2010, the Fund distributed $2,970,576, or $80.26 per Class A Unit and $57.79 per Class B Unit.  It is anticipated that the Fund will make another distribution in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining four properties expired on or before December 31, 2009.  The Managing General Partner is in negotiations with potential buyers to dispose of its interest in all four Local Limited Partnerships in 2011.

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The Local General Partners of the Local Limited Partnerships are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of tax credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners of the Local Limited Partnerships under the provisions of tax credit guarantees.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income in the Fund’s statement of operations.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of each Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2011, the Fund had cash and cash equivalents of $1,382,389, as compared to $1,495,321 at March 31, 2010.  The decrease is primarily attributable to cash used for operating activities and payment of asset management fees, partially offset by cash distributions received from the Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2011 and 2010, approximately $1,356,000 and $1,435,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2011, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2011, the Fund had no contractual or other obligation to the Local Limited Partnerships that had not been paid or provided for.

Cash Distributions

Cash distributions of $452,000 and $3,892,582 were made during the years ended March 31, 2011 and 2010, respectively.  The Fund is currently working on disposing of its interest in the remaining Local Limited Partnerships during the next nine months.  These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners.   In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves.  No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2011, the Fund’s operations resulted in net loss of $613,534 as compared to net loss of $292,909 for the same period in 2010.  The increase in net loss is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, partially offset by an increase in equity in income of Local Limited Partnerships, a decrease in asset management fees, and an increase in gain on disposition of investments in Local Limited Partnerships.  The increase in impairment on investments in Local Limited Partnerships is due to more properties recording an impairment in the current year compared to the same period in the prior year.  The increase in equity in income of Local Limited Partnerships is primarily due to an increase in income recorded by certain Local Limited Partnerships.  The decrease in asset management fees is due to the decrease in the number of Local Limited Partnerships being charged as a result of property dispositions; since asset management fees are charged per Local Limited Partnership, the previous year’s dispositions reduced the current year’s charges.  The increase in gain on disposition of investments in Local Limited Partnership is the result of a gain related to the disposition of two Local Limited Partnerships during the year ended March 31, 2011 which was greater than the gain from the disposition of four Local Limited Partnerships during the year ended March 31, 2010.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1995.  The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Three of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven through  December 31, 2010.  The one other Property generated cash flow deficits that the Local General Partner of that Property funded through project expense loans, subordinated loans or operating escrows.  Some Properties have had persistent operating difficulties that could either (i) have an adverse impact on the Fund’s liquidity or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the Managing General Partner anticipated that the Fund’s interest in the Local Limited Partnership that owns Walker Woods II, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008.  The Fund and the Local General Partner negotiated a Put Agreement whereby the Fund would transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property’s Compliance Period, which ended on December 31, 2007.  The Managing General Partner exercised the Put on January 4, 2010, effective January 1, 2010.  This transaction did not result in any net sales proceeds to the Fund.  The actual 2010 taxable income was $151,977, or $4.01 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner was exploring an exit strategy for Jardines de Juncos, located in Juncos, Puerto Rico, that would lead to a 2010 disposition.  The sale occurred on December 31, 2010 and net sales proceeds were $27,186, or approximately $0.72 per Unit.  The actual 2010 taxable gain was $1,414,618, or $37.29 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner was exploring an exit strategy for Linden Square, located in Flint, Michigan, that could lead to the Fund transferring its interest in the Local Limited Partnership in 2010.  The Managing General Partner negotiated the disposition of the Property; however, due to the weak market conditions and high mortgage balance, there is no equity in the Property.  As a result, the Local General Partner agreed to buy the Fund’s interest for a nominal amount.  The transfer of interest was previously expected to be completed by the end of 2010; however, it occurred on March 21, 2011, with the transfer of benefits effective January 1, 2011 .  The Property’s compliance period ended on December 31, 2009.  The Managing General Partner estimates the 2011 taxable loss to be approximately $280,000, or $7.38 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner is reexamining the exit strategy for the Fund’s interest in this Local Limited Partnership.  The Local General Partner did not make the October 1, 2010 debt service payment and will allow the debt to go into foreclosure unless the Lender is willing to accept a short sale.  As previously reported, if the Property were to go into foreclosure, it would likely happen this year, 2011.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently attempting to transfer the Fund’s interest to the Local General Partner in 2011 for a nominal amount; however, a foreclosure is the likely outcome.  If a foreclosure occurs in September 2011, the Managing General Partner projects  2011 taxable gain  of $650,000, or $17.14 per Unit.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund’s interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit.  The Managing General Partner is negotiating an exit strategy that will dispose of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Pilot House to occur in December 2011 for approximately $1,200,000, or approximately $31.63 per Unit.  Terms of a possible disposition have not been agreed upon at this time.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership.  Negotiations have progressed very slowly and thus a transfer of the Fund’s interest is now expected in late 2011 versus 2010 as previously reported.  Net sales proceeds to the Fund, if any, are unknown at this time.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Preston Place, located in Winchester, Virginia, that could lead to the Fund transferring its interest in the Local Limited Partnership or could lead to a sale of the Property in late 2011.  Net sales proceeds to the Fund, if any, are not known at this time.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2011 and 2010.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2011.  Based on this assessment, management concluded that, as of March 31, 2011, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name                                                                     Position

Kenneth J. Cutillo                                                   Chief Executive Officer

Arch Street VI L.P., a Massachusetts limited partnership, was organized in December 1990.  The general partner of Arch Street VI L.P. is Arch Street VIII, Inc.

The Managing General Partner provides day-to-day management of the Fund.  Compensation is discussed in Item 11 of this Report.  Such day-to-day management does not include the management of the Properties.

The business experience of the person listed above is described below.

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 16 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 11.  Management Remuneration

Neither the directors nor officers of the Managing General Partner, the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2011 , the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

Amount
Title of	Name and Address of	Beneficially
Class	Beneficial Owner	Owned	Percent of Class

Limited	Everest Tax Credit Investors	2,146.5 Units	6%
Partner	155 North Lake Avenue
Suite 1000
Pasadena, CA 91101

The equity securities of the Fund are registered under Section 12(g) of the Exchange Act.  100,000 Units were registered, 37,933 (34,643 Class A Units and 3,290 Class B Units) of which were sold to the public.  Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VI L.P. owns five Units not included in the 37,933 Units sold to the public.  Additionally, ten registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant.  Such Units were sold at a discount of 7% of the Unit price for a total discount of $700 and a total purchase price of $9,300.

Except as described in the preceding paragraph, neither the Managing General Partner, Arch Street VI L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units.  None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Fund paid certain fees to and reimbursed certain expenses of the General Partners or their affiliates in connection with the organization of the Fund and the offering of Units.  The Fund was also required to pay certain fees to and reimburse certain expenses of the General Partners or their affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships.  In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement.  Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partners, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partners is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual asset management fee.  Asset management fees incurred in each of the two years ended March 31, 2011 and 2010 are as follows:

	2011	2010

Asset management fees	$49,710	$88,436

Salaries and Benefits Expense Reimbursements

An affiliate of the General Partners is reimbursed for the cost of the Fund's salaries and benefits expenses.  The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2011 and 2010 are as follows:

	2011	2010

Salaries and benefits expense reimbursements	$121,318	$117,760

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners receive 1% of cash distributions paid to partners.  No cash distributions were paid to the General Partners during the year ended March 31, 2011.  The Fund paid $30,006 to the General Partners during the year ended March 31, 2010.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partners and their affiliates for the two years ended March 31, 2011  is presented in the Notes to the Financial Statements.

Item 14.  Principal Accounting Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2011  as follows:

	2011	2010

Audit fees	$45,000	$67,639
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2011.

Item 15.  Exhibits, Financial Statement Schedules

(a)       1 and 2.  Financial Statements and Financial Statement Schedules

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

(b)       1.  Exhibits

Exhibit No. 3 - Organization Documents.

3.1
Amended and Restated Agreement of Limited Partnership, dated as of December 2, 1991 – incorporated by reference from Exhibit A to Prospectus contained in Form S-11 Registration Statement, File no. 33-38408.

Exhibit No. 31 Certification 302

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 Certification 906

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

By:      Arch Street VIII, Inc.
its Managing General Partner

By:      /s/Kenneth J. Cutillo                                                                    Date:            June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

By:      /s/Kenneth J. Cutillo                                                                    Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Financial Officer)

By:     /s/Kenneth J. Cutillo                                                                      Date:        June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Accounting Officer)

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

INDEX

                                                                    Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2011and 2010                                                                                                                                                        F-2

Financial Statements:

Balance Sheets - March 31, 2011 and 2010                                                                                                                                                            F-3

Statements of Operations - For the years ended
March 31, 2011 and 2010                                                                                                                                                                                      F-4

Statements of Changes in Partners' Equity (Deficiency)  -
For the years ended March 31, 2011 and 2010                                                                                                                                                  F-5

Statements of Cash Flows - For the years ended
March 31, 2011 and 2010                                                                                                                                                                                       F-6

Notes to the Financial Statements                                                                                                                                                                          F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2011 and 2010, and the related statements of operations, changes in partners’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Bethesda, Maryland
June 29, 2011

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

BALANCE SHEETS
March 31, 2011 and 2010

	2011	2010
Assets

Cash and cash equivalents	$1,382,389	$1,495,321
Investments in Local Limited Partnerships (Note 4)	1,029,569	1,581,998
Other investments (Note 5)	-	447,908
Due from affiliate (Note 6)	162	-
Other assets	470	349
Total Assets	$2,412,590	$3,525,576

Liabilities and Partners' Equity

Due to affiliate (Note 6)	$-	$12,926
Accrued expenses	26,510	61,036
Total Liabilities	26,510	73,962

General, Initial and Investor Limited Partners' Equity	2,386,080	3,451,614
Total Liabilities and Partners' Equity	$2,412,590	$3,525,576

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Revenue:
Investment	$5,434	$49,537
Accretion of Original Issue Discount (Note 5)	4,092	61,031
Cash distribution income	26,432	5,556
Total Revenue	35,958	116,124

Expense:
Asset management fees, affiliate (Note 6)	49,710	88,436
Impairment on investments in Local Limited
Partnerships (Note 4)	599,103	141,603
General and administrative (includes reimbursements
to an affiliate in the amount of $121,318 and
$117,760 in 2011 and 2010, respectively) (Note 6)	206,639	228,554
Amortization	3,994	3,994
Total Expense	859,446	462,587

Loss before equity in income of Local Limited Partnerships
and gain on disposition of investments in Local Limited
Partnerships	(823,488)	(346,463)

Equity in income of Local Limited Partnerships (Note 4)	182,768	49,004

Gain on disposition of investments in Local Limited
Partnerships (Note 4)	27,186	4,550

Net Loss	$(613,534)	$(292,909)

Net Loss allocated:
General Partners	$(10,655)	$(11,849)
Class A Limited Partners	(568,125)	(320,197)
Class B Limited Partners	(34,754)	39,137
	$(613,534)	$(292,909)
Net Income (Loss) per Limited Partner Unit
Class A Unit (34,643 Units)	$(16.40)	$(9.24)
Class B Unit (3,290 Units)	$(10.56)	$11.90

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
For the Years Ended March 31, 2011 and 2010

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Cass A	Class B	Total

Balance at March 31, 2009	$76,371	$5,000	$6,077,949	$1,477,785	$7,637,105

Cash distributions	(30,006)	-	(2,780,459)	(1,082,117)	(3,892,582)

Net Income (Loss)	(11,849)	-	(320,197)	39,137	(292,909)

Balance at March 31, 2010	34,516	5,000	2,977,293	434,805	3,451,614

Cash distributions	-	-	-	(452,000)	(452,000)

Net Loss	(10,655)	-	(568,125)	(34,754)	(613,534)

Balance at March 31, 2011	$23,861	$5,000	$2,409,168	$(51,949)	$2,386,080

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net Loss	$(613,534)	$(292,909)
Adjustments to reconcile net loss to net
cash used for operating activities:
Equity in income of Local Limited Partnerships	(182,768)	(49,004)
Gain on disposition of investments in Local Limited
Partnerships	(27,186)	(4,550)
Impairment on investments in Local Limited
Partnerships	599,103	141,603
Accretion of Original Issue Discount	(4,092)	(61,031)
Amortization	3,994	3,994
Cash distributions included in net loss	(26,432)	(3,258)
Decrease in cash arising from changes
in operating assets and liabilities:
Due from affiliate	(162)	-
Other assets	(121)	(349)
Due to affiliate	(12,926)	(71,917)
Accrued expenses	(34,526)	(1,413)
Net cash used for operating activities	(298,650)	(338,834)

Cash flows from investing activities:
Proceeds from maturities of T-STRIPS	452,000	892,000
Reimbursement of advances to Local
Limited Partnerships	-	74,990
Cash distributions received from Local
Limited Partnerships	158,532	349,508
Proceeds received from disposition of investments in
Local Limited Partnerships	27,186	4,550
Accounts receivable from disposition of investments in
Local Limited Partnerships	-	5,000
Net cash provided by investing activities	637,718	1,326,048

Cash flows from financing activities:
Cash distributions	(452,000)	(3,892,582)
Net cash used for financing activities	(452,000)	(3,892,582)

Net decrease in cash and cash equivalents	(112,932)	(2,905,368)

Cash and cash equivalents, beginning of year	1,495,321	4,400,689

Cash and cash equivalents, end of year	$1,382,389	$1,495,321

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

1.   Organization

Boston Financial Tax Credit Fund Plus, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits (“Tax Credits”) which may be applied against the federal income tax liability of an investor. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  The General Partners of the Fund are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street VI Limited Partnership.  ALZA Corporation is the Class A Limited Partner of Arch Street VI Limited Partnership, Boston Financial BFG Investments, LLC is the Class B Limited Partner of Arch Street VI Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VI Limited Partnership.  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

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

The Agreement of Limited Partnership (the “Partnership Agreement”) authorized the sale of up to 100,000 Units of limited partnership interests ("Units") at $1,000 per Unit.  The Fund raised $37,932,300 ("Gross Proceeds"), net of discounts of $700, through the sale of 34,643 Class A Units and 3,290 Class B Units.  The offering of Units terminated on January 11, 1993.  No further sale of Units is expected.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2011 and 2010, approximately $1,356,000 and $1,435,000, respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale of the Fund’s interest in a Local Limited Partnership or refinancing of a Local Limited Partnership’s debt will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Concentration of Credit Risk

The Fund invests its cash primarily in money market and demand deposit accounts with commercial banks.  At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts.  Management believes it mitigates its credit risk by investing in major financial institutions.

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

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s) because the owners of the equity at risk in these entities do not have the power to direct their operations.  In accordance with the accounting guidance for the consolidation of VIEs, the Fund determines when it should include the assets, liabilities and activities of a VIE in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by the entity that is determined to be the VIE’s primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party is required to consolidate the VIE.

The Fund determines whether the Local Limited Partnerships are VIEs and whether it is the primary beneficiary at the date of initial involvement with the Local Limited Partnerships. The Fund reassesses whether it is the primary beneficiary of a Local Limited Partnership on an ongoing basis based on changes in facts and circumstances.  In determining whether it is the primary beneficiary, the Fund considers the purpose and activities of the Local Limited Partnership, including the variability and related risks the Local Limited Partnership incurs and transfers to other entities and their related parties.  If the Fund determines that it is the primary beneficiary of the Local Limited Partnership, the Local Limited Partnership is consolidated within the Fund’s financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Fund is involved with the Local Limited Partnerships as a non-controlling equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The tax credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The general partners or managing members are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of tax credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the general partner or managing member of the Local Limited Partnerships under the provisions of tax credit guarantees.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership has recorded other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be included as other comprehensive income (loss) in the statement of partners’ equity (deficiency).  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income in the Fund’s statement of operations.

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

Management has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2010 and 2009 and for the years then ended.

The Fund is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits.  If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.    Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of each Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Fund has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2007 through 2010.

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued are evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Fund and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

3.  New Accounting Principle

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships

The Fund currently has limited partner interests in four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for nominal prices.  In the event that Properties are sold to  third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2011 and 2010:

	2011	2010
Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
Partnerships	$6,960,327	$8,864,882

Cumulative equity in losses of Local Limited Partnerships
(excluding cumulative unrecognized losses of $1,466,308
and $1,922,197 at March 31, 2011 and 2010, respectively)	(1,526,042)	(1,858,955)

Cumulative cash distributions received from Local Limited Partnerships	(3,670,674)	(3,841,529)

Investments in Local Limited Partnerships before adjustments	1,763,611	3,164,398

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	203,586	259,312

Cumulative amortization of acquisition fees and expenses	(91,823)	(107,109)

Investments in Local Limited Partnerships before impairment	1,875,374	3,316,601

Cumulative impairment on investments in Local Limited Partnerships	(845,805)	(1,734,603)

Investments in Local Limited Partnerships	$1,029,569	$1,581,998

During the year ended March 31, 2010, $74,990 was reimbursed from certain Local Limited Partnerships related to advances made in previous years, none of which had been previously reserved.  The Fund has recorded an impairment for its investments in Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2010 and 2009 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90-day lag basis), excluding the financial statements of two Local Limited Partnerships, is as follows:

Summarized Balance Sheet - as of December 31,

	2010	2009
Assets:
Investment property, net	$8,019,284	$16,723,589
Other assets	776,971	1,348,794
Total Assets	$8,796,255	$18,072,383

Liabilities and Partners' Equity:
Mortgage notes payable	$7,613,025	$15,660,920
Other liabilities	203,572	1,340,020
Total Liabilities	7,816,597	17,000,940

Fund's equity	1,866,456	1,404,079
Other partners' deficiency	(886,798)	(332,636)
Total Partners' Equity	979,658	1,071,443
Total Liabilities and Partners' Equity	$8,796,255	$18,072,383

Summarized Statements of Operations - for the years
ended December 31,

	2010	2009

Rental and other income	$3,447,055	$4,611,208

Expenses:
Operating	2,146,067	3,164,481
Interest	650,924	920,661
Depreciation and amortization	615,155	1,115,853
Total Expenses	3,412,146	5,200,995

Net Income (Loss)	$34,909	$(589,787)

Fund’s share of Net Income (Loss)	$34,559	$(469,605)
Other partners' share of Net Income (Loss)	$350	$(120,182)

The 2010 requirement for an audited financial statement for the Local Limited Partnership with a carrying value of zero was waived and is therefore not included in the above summarized combined financial information.  The Fund’s estimated equity in loss of the Local Limited Partnership is $239,000 for the year ended March 31, 2011.

The financial information of the Local Limited Partnership, which was disposed of during the year ended March 31, 2010, as discussed below, is not included in the above summarized combined financial information.  The Fund’s estimated equity in income of the Local Limited Partnership is $5,720 for the year ended March 31, 2010.

For the years ended March 31, 2011 and 2010, the Fund has not recognized $387,209 and $518,609, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $5,720 are included in losses recognized in the year ended March 31, 2010.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships (continued)

The Fund’s equity as reflected by the Local Limited Partnerships of $1,866,456 and $1,404,079 at March 31, 2011 and 2010, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $1,763,611 and $3,164,398 at March 31, 2011 and 2010, respectively, due to:  (i) cumulative unrecognized losses as described above; (ii) the financial information of the Local Limited Partnership that is not included in the summarized balance sheets of the Local Limited Partnerships due to the 2010 requirement for an audited financial statement being waived; and (iii) differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2011, the Fund sold its interest in two Local Limited Partnerships.  The Fund’s investment value at the time of the sales was zero.  The Fund received $27,186 from the sales of its interest in these Local Limited Partnerships resulting in a gain on disposition of investments in Local Limited Partnerships of $27,186 for the year ended March 31, 2011.  During the year ended March 31, 2010, the Fund sold its interest in four Local Limited Partnerships.  The Fund’s investment value at the time of the sales was zero.  The Fund received $4,550 from the sales of its interest in these Local Limited Partnerships resulting in a gain on disposition of investments in Local Limited Partnerships of $4,550 for the year ended March 31, 2010.  Additionally, during the year ended March 31, 2010, the Fund received $5,000 from the prior year sale of its interest in one Local Limited Partnership.

5.      Other Investments

Other investments consist of the aggregate cost of the Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners.  The amortized cost at March 31, 2011 and 2010 is composed of the following:

	2011	2010

Aggregate cost of Treasury STRIPS	$-	$126,828
Accumulated accretion of
Original Issue Discount	-	321,080
	$-	$447,908

During the years ended March 31, 2011 and 2010, one and five Treasury STRIPS, respectively, matured, yielding proceeds of $452,000 and $892,000 respectively.  The $452,000 represented the final maturity for the STRIPS, which took place on May 15, 2010.

6.      Transactions with Affiliate

An affiliate of the General Partners receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual asset management fee for administering the affairs of the Fund.  Asset management fees for the years ended March 31, 2011 and 2010 were $49,710 and $88,436, respectively.  During the years ended March 31, 2011 and 2010, $62,798 and $100,674, respectively, were paid out of available cash flow for asset management fees.  Included in due from affiliate at March 31, 2011 was $162 of asset management fees.  Included in due to affiliate at March 31, 2010 was $12,926 of asset management fees.

An affiliate of the General Partners is reimbursed for the actual cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2011 and 2010 are $121,318 and $117,760, respectively, that the Fund has incurred for these expenses.   During the years ended March 31, 2011 and 2010, $121,318 and $164,289, respectively, were paid for these expenses.  As of March 31, 2011 and 2010, there are no unpaid salaries and benefits expenses.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

7.      Federal Income Taxes

The following schedules reconcile the reported financial statement net loss for the fiscal years ended March 31, 2011 and 2010 to the net income reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2010 and 2009:

	2011	2010

Net Loss per financial statements	$(613,534)	$(292,909)

Equity in losses of Local Limited Partnerships for financial reporting
(tax) purposes in excess of equity in losses for tax (financial reporting) purposes	36,272	(8,942)

Equity in losses of Local Limited Partnerships not recognized for financial reporting purposes, net of recognition of
previously unrecognized losses	(387,209)	(512,889)

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	(12,463)	11,987

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(5,479)	(7,742)

Impairment on investments in Local Limited Partnerships
not deductible for tax purposes	599,103	141,603

Gain on disposition of investments in Local Limited Partnerships for tax purposes in excess of gain recognized for financial
reporting purposes	1,539,409	995,642

Cash distributions included in net loss for financial
reporting purposes	(26,432)	(3,258)

Net Income per tax return	$1,129,667	$323,492

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2011 and December 31, 2010, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$1,029,569	$(1,462,147)	$2,491,716
Other assets	$1,383,021	$6,435,981	$(5,052,960)
Liabilities	$26,510	$44,315	$(17,805)

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

7.      Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $3,031,000 greater than for financial reporting purposes including approximately $1,466,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the Fund has provided an impairment allowance of approximately $846,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes; (iv) the disposal of investment in one Local Limited Partnership during the quarter ended March 31, 2011 resulted in its removal from investments in Local Limited Partnerships for financial reporting purposes; and (v) distributions from two Local Limited Partnerships, totaling $154,600, received during the quarter ended March 31, 2011.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively are as follows:

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

8.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of March 31, 2011 or 2010 or net losses for the years then ended.  The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2010 and 2009:

	2010	2009
Pilot House Associates Limited Partnership
Total Assets	$4,993,688	$5,163,007
Total Liabilities	$3,802,106	$3,867,809
Revenue	$1,253,231	$1,211,426
Net Income	$104,766	$31,742

Preston Place Associates Limited Partnership
Total Assets	$3,340,757	$3,452,530
Total Liabilities	$3,477,211	$3,577,527
Revenue	$1,052,868	$1,033,172
Net Income (Loss)	$3,543	$(31,817)

Linden Square Ltd. Div. Housing Assoc. Limited Partnership
Total Assets	N/A	$4,727,822
Total Liabilities	N/A	$3,325,753
Revenue	$740,190	$700,635
Net Loss	$(13,629)	$(26,174)