Form 10-Q
period 2011-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2011-08-15
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                                 June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________________  to

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
Yes  X    No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   No  X   .

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

Yes____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.              Financial Statements

Balance Sheets – June 30, 2011 (Unaudited)
and March 31, 2011 (Audited)                                                                                                         1

Statements of Operations (Unaudited) -
For the Three Months Ended June 30, 2011 and 2010                                                                 2

Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
                    For the Three Months Ended June 30, 2011                                                                                   3

Statements of Cash Flows (Unaudited) -
                    For the Three Months Ended June 30, 2011 and 2010                                                                  4

Notes to the Financial Statements (Unaudited)                                                                                 5

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                             8

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                                            13

Item 4.              Controls and Procedures                                                                                                           13

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                    14

SIGNATURE                                                                                                                                                         15

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BALANCE SHEETS
June 30, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	June 30	March 31

Cash and cash equivalents	$1,350,833	$1,382,389
Investments in Local Limited Partnerships (Note 1)	1,055,187	1,029,569
Due from affiliate	-	162
Other assets	206	470
Total Assets	$2,406,226	$2,412,590

Liabilities and Partners' Equity

Accrued expenses	$34,825	$26,510
Total Liabilities	34,825	26,510

General, Initial and Investor Limited Partners' Equity	2,371,401	2,386,080
Total Liabilities and Partners' Equity	$2,406,226	$2,412,590

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenue:
Investment	$1,368	$1,464
Accretion of Original Issue Discount (Note 2)	-	4,092
Cash distribution income	-	3,258
Total Revenue	1,368	8,814

Expenses:
Asset management fees, affiliate	10,933	12,926
General and administrative (includes reimbursements to an
affiliate in the amount of $12,918 and $27,783 in
2011 and 2010, respectively)	30,732	56,769
Amortization	518	999
Total Expenses	42,183	70,694

Loss before equity in income of Local Limited Partnerships	(40,815)	(61,880)

Equity in income of Local Limited Partnerships (Note 1)	26,136	-

Net Loss	$(14,679)	$(61,880)

Net Loss allocated:
General Partners	$(147)	$(5,139)
Class A Limited Partners	(13,602)	(56,940)
Class B Limited Partners	(930)	199
	$(14,679)	$(61,880)
Net Income (Loss) per Limited Partner Unit
Class A Unit (34,643 Units)	$(0.39)	$(1.64)
Class B Unit (3,290 Units)	$(0.28)	$0.06

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
For the Three Months Ended June 30, 2011
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2011	$23,861	$5,000	$2,409,168	$(51,949)	$2,386,080

Net Loss	(147)	-	(13,602)	(930)	(14,679)

Balance at June 30, 2011	$23,714	$5,000	$2,395,566	$(52,879)	$2,371,401

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(31,556)	$(56,333)

Net cash provided by investing activities	-	455,258

Net cash used for financing activities	-	(452,000)

Net decrease in cash and cash equivalents	(31,556)	(53,075)

Cash and cash equivalents, beginning	1,382,389	1,495,321

Cash and cash equivalents, ending	$1,350,833	$1,442,246

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Tax Credit Fund Plus, a Limited Partnership (the “Fund”) for the year ended March 31, 2011.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2011 and 2010 and for the three months then ended.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Fund’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.      Investments in Local Limited Partnerships

The Fund currently has limited partner interests in four Local Limited Partnerships which were organized for the purpose of owning and operating government-assisted, multi-family housing complexes. The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for nominal prices.  In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2011 and March 31, 2011:

	June 30	March 31
Capital contributions paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships	$6,960,327	$6,960,327

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,510,825 and $1,466,308 at
June 30 and March 31, 2011, respectively)	(1,499,906)	(1,526,042)

Cumulative cash distributions received from Local Limited Partnerships	(3,670,674)	(3,670,674)

Investments in Local Limited Partnerships before adjustments	1,789,747	1,763,611

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	203,586	203,586

Cumulative amortization of acquisition fees and expenses	(92,341)	(91,823)

Investments in Local Limited Partnerships before impairment	1,900,992	1,875,374

Cumulative impairment on investments in Local Limited Partnerships	(845,805)	(845,805)

Investments in Local Limited Partnerships	$1,055,187	$1,029,569

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2011 and 2010 is $18,381 and $86,414, respectively.  For the three months ended June 30, 2011 and 2010, the Fund has not recognized $45,111 and $86,414, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $594 are included in losses recognized in the three months ended June 30, 2011.

2.      Other Investments

The Fund previously held Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners.  The final maturity for the STRIPS took place on May 15, 2010.  The total maturity value was $452,000.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

3.      New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

4.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of June 30, 2011 or 2010 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2011 and 2010:

	2011	2010
Pilot House Associates Limited Partnership
Revenue	$313,400	$302,900
Net Income	$26,400	$8,000

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Fund is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  The General Partners of the Fund are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street VI Limited Partnership.  ALZA Corporation is the Class A Limited Partner of Arch Street VI Limited Partnership, Boston Financial BFG Investments, LLC is the Class B Limited Partner of Arch Street VI Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VI Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIEs"). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

receive the full amount of tax credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners under the provisions of tax credit guarantees.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

Liquidity and Capital Resources

At June 30, 2011, the Fund had cash and cash equivalents of $1,350,833, as compared to $1,382,389 at March 31, 2011.  The decrease is primarily attributable to cash used for operating activities and payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2011 and March 31, 2011, approximately $1,316,000 and $1,356,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2011, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2011, the Fund has no contractual or other obligation to the Local Limited Partnerships that has not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2011.  Cash distributions of $452,000 were made to the Investor Limited Partners, Class B, during the three months ended June 30, 2010.

Results of Operations

For the three months ended June 30, 2011, the Fund’s operations resulted in net loss of $14,679, as compared to net loss of $61,880 for the same period in 2010.  The decrease in net loss is primarily attributable to a decrease in general and administrative expenses, an increase in equity in income of Local Limited Partnerships and a decrease in asset management fees, partially offset by a decrease in income from accretion of Original Issue Discount and a decrease in other income.  The decrease in general and administrative expenses is primarily due to a decrease in charges for operations and administrative expenses necessary for the operation of the Fund.  The increase in equity in income of Local Limited Partnerships is primarily due to an increase in income recorded by certain Local Limited Partnerships.  The decrease in asset management fees is due to the decrease in the number of Local Limited Partnerships being charged as a result of property dispositions; since asset management fees are charged per Local Limited Partnership, the previous year’s dispositions reduced the current year’s charges.  Income from accretion of Original Issue Discount decreased due to T-STRIPS that have matured.  The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

Portfolio Update

On May 15, 2010, the Fund received $452,000, or approximately $137.39 per Class B Unit, as the Fund’s investment in one U.S. Treasury STRIP matured.  The Managing General Partner distributed these funds to Class B Limited Partners in May 2010.  This distribution represented the final U.S. Treasury STRIP maturity.

As of June 30, 2011, the Fund’s investment portfolio consisted of limited partner interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

On January 22, 2010, the Fund distributed $2,970,576, or $80.26 per Class A Unit and $57.79 per Class B Unit.  It is anticipated that the Fund will make another distribution in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining four Properties expired on or before December 31, 2009.  The Managing General Partner is in negotiations with potential buyers to dispose of its interest in two of the Local Limited Partnerships in 2011.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Property Discussions

Three of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven as of March 31, 2011.  The one other Property generated cash flow deficits that the Local General Partner of that Property funded through project expense loans, subordinated loans or operating escrows.  Some Properties have had persistent operating difficulties that could either (i) have an adverse impact on the Fund’s liquidity or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner had to reexamine the exit strategy for the Fund’s interest in this Local Limited Partnership.  The Local General Partner did not make the October 1, 2010 debt service payment and will allow the debt to go into foreclosure unless the Lender is willing to accept a short sale.  The Managing General Partner is attempting to transfer the Fund’s interest to the Local General Partner in 2011 for a nominal amount; however, the buyer no longer wants to do the deal.  A foreclosure will likely occur in early 2012.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner projects 2012 taxable gain of approximately $720,000, or $18.98 per Unit.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund’s interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit.  The Managing General Partner is negotiating an exit strategy that will dispose of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Pilot House. This transaction will likely occur in the beginning of 2012 for approximately $1,200,000, or approximately $31.63 per Unit.  Terms of a possible disposition have not been agreed upon at this time.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership.  Negotiations have progressed very slowly and thus a transfer of the Fund’s interest is now expected in late 2011 versus 2010 as previously reported.  Net sales proceeds to the Fund, if any, are unknown at this time.  It is likely that no proceeds will be received from the disposition of the Fund’s interest in this Property. As a result, the Managing General Partner projects 2011 taxable gain of $200,000, or $5.27 per Unit.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Preston Place, located in Winchester, Virginia, that could lead to the Fund transferring its interest in the Local Limited Partnership or could lead to a sale of the Property in 2012.  Net sales proceeds to the Fund, if any, are not known at this time.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                      Controls and Procedures

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Chief Executive Officer and Chief Financial Officer of the Managing General Partner (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Fund.  The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund's controls that occurred during the Fund’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART II.                      OTHER INFORMATION

Item 6.                      Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 2011                                                                   BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

By:      Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)