Form 10-Q
period 2011-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2011-11-14
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________  to

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
Yes  X    No___.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X     No___.

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
Yes____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.              Financial Statements

         Balance Sheets – September 30, 2011 (Unaudited)
           and March 31, 2011 (Audited)                                                                                                 1

        Statements of Operations (Unaudited) -
           For the Three and Six Months Ended September 30, 2011 and 2010                                 2

        Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
                                For the Six Months Ended September 30, 2011                                                                     3

        Statements of Cash Flows (Unaudited) -
                               For the Six Months Ended September 30, 2011 and 2010                                                     4

        Notes to the Financial Statements (Unaudited)                                                                            5

Item 2.	Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                                       8

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                                   13

Item 4.            Controls and Procedures                                                                                                                  13

PART II.  OTHER INFORMATION

Item 6.             Exhibits                                                                                                                                               14

SIGNATURE                                                                                                                                                               15

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART I.                   FINANCIAL INFORMATION

Item 1.                     Financial Statements

BALANCE SHEETS
September 30, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	September 30	March 31

Cash and cash equivalents	$1,300,640	$1,382,389
Investments in Local Limited Partnerships (Note 1)	1,081,732	1,029,569
Due from affiliate	-	162
Other assets	730	470
Total Assets	$2,383,102	$2,412,590

Liabilities and Partners' Equity

Due to affiliate	$10,932	$-
Accrued expenses	20,479	26,510
Total Liabilities	31,411	26,510

General, Initial and Investor Limited Partners' Equity	2,351,691	2,386,080
Total Liabilities and Partners' Equity	$2,383,102	$2,412,590

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue
Investment	$1,338	$1,392	$2,706	$2,856
Accretion of Original Issue Discount
(Note 2)	-	-	-	4,092
Cash distribution income	-	-	-	3,258
Total Revenue	1,338	1,392	2,706	10,206

Expenses:
Asset management fees, affiliate	10,932	12,925	21,865	25,851
Impairment on investments in Local
Limited Partnerships (Note 1)	-	399,820	-	399,820
General and administrative
(includes reimbursements to an affiliate
in the amounts of $9,561 and $42,454 for the three months and $22,479 and
$70,237 for the six months ended
September 30, 2011 and 2010,
respectively)	36,661	52,989	67,393	109,758
Amortization	518	998	1,036	1,997
Total Expenses	48,111	466,732	90,294	537,426

Loss before equity in income of
Local Limited Partnerships	(46,773)	(465,340)	(87,588)	(527,220)

Equity in income of Local Limited
Partnerships (Note 1)	27,063	39,494	53,199	39,494

Net Loss	$(19,710)	$(425,846)	$(34,389)	$(487,726)

Net Loss allocated:
General Partners	$(197)	$(4,258)	$(344)	$(9,397)
Class A Limited Partners	(18,264)	(394,606)	(31,866)	(451,546)
Class B Limited Partners	(1,249)	(26,982)	(2,179)	(26,783)
	$(19,710)	$(425,846)	$(34,389)	$(487,726)

Net Loss Per Limited Partner Unit
Class A Limited Partners (34,643 Units)	$(0.53)	$(11.39)	$(0.92)	$(13.03)
Class B Limited Partners (3,290 Units)	$(0.38)	$(8.20)	$(0.66)	$(8.14)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
For the Six Months Ended September 30, 2011
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2011	$23,861	$5,000	$2,409,168	$(51,949)	$2,386,080

Net Loss	(344)	-	(31,866)	(2,179)	(34,389)

Balance at September 30, 2011	$23,517	$5,000	$2,377,302	$(54,128)	$2,351,691

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(81,749)	$(172,524)

Net cash provided by investing activities	-	455,258

Net cash used for financing activities	-	(452,000)

Net decrease in cash and cash equivalents	(81,749)	(169,266)

Cash and cash equivalents, beginning	1,382,389	1,495,321

Cash and cash equivalents, ending	$1,300,640	$1,326,055

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2011 and 2010 and for the six months then ended.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2011 and March 31, 2011:
	September 30	March 31
Capital contributions paid to Local Limited Partnerships and purchase
price paid to withdrawing partners of Local Limited Partnerships	$6,960,327	$6,960,327

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,546,392 and $1,466,308 at
September 30 and March 31, 2011, respectively)	(1,472,843)	(1,526,042)

Cumulative cash distributions received from Local Limited Partnerships	(3,670,674)	(3,670,674)

Investments in Local Limited Partnerships before adjustments	1,816,810	1,763,611

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	203,586	203,586

Cumulative amortization of acquisition fees and expenses	(92,859)	(91,823)

Investments in Local Limited Partnerships before impairment	1,927,537	1,875,374

Cumulative impairment on investments in Local Limited Partnerships	(845,805)	(845,805)

Investments in Local Limited Partnerships	$1,081,732	$1,029,569

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2011 and 2010 is $26,885 and $161,623, respectively.  For the six months ended September 30, 2011 and 2010, the Fund has not recognized $112,546 and $201,117, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $32,462 are included in losses recognized in the six months ended September 30, 2011.

2.      Other Investments

The Fund previously held Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners.  The final maturity for the STRIPS took place on May 15, 2010.  The total maturity value was $452,000.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

3.      New Accounting Principles

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Partnership’s financial reporting or accounting.  The Fund does not believe that any such recently issued pronouncement has had or will have a material effect on the Fund’s financial statements.

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

4.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of September 30, 2011 or 2010 or net losses for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2011 and 2010:

	2011	2010
Pilot House Associates Limited Partnership
Revenue	$324,368	$332,881
Net Income	$27,336	$49,261

Preston Place Associates Limited Partnership
Revenue	$295,852	$261,976
Net Income (Loss)	$31,899	$(9,368)

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

The Fund is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, “Local Limited Partnerships”) which own and operate apartment complexes (each, a “Property”) which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  The General Partners of the Fund are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street VI Limited Partnership.  ALZA Corporation is the Class A Limited Partner of Arch Street VI Limited Partnership, Boston Financial BFG Investments, LLC is the Class B Limited Partner of Arch Street VI Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VI Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

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

Liquidity and Capital Resources

At September 30, 2011, the Fund had cash and cash equivalents of $1,300,640, as compared to $1,382,389 at March 31, 2011.  The decrease is primarily attributable to cash used for operating activities and payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2011 and March 31, 2011, approximately $1,281,000 and $1,356,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2011, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2011, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2011.  Cash distributions of $452,000 were made to the Investor Limited Partners, Class B, during the six months ended September 30, 2010.

Results of Operations

Three Month Period

For the three months ended September 30, 2011, the Fund’s operations resulted in net loss of $19,710, as compared to net loss of $425,846 for the same period in 2010.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships and a decrease in general and administrative expenses, partially offset by a decrease in equity in income of Local Limited Partnerships.  Impairment on investments in Local Limited Partnerships decreased due to the Fund recording no impairment allowance for its investments in Local Limited Partnerships during the three months ended September 30, 2011.  General and administrative expenses decreased due to decreased charges for operations and administrative expenses necessary for the operation of the Fund.  The decrease in equity in income of Local Limited Partnerships is due to a decrease in income recorded by certain Local Limited Partnerships partially offset by an increase in unrecognized losses of Local Limited Partnerships with carrying values of zero.

Six Month Period

For the six months ended September 30, 2011, the Fund’s operations resulted in net loss of $34,389, as compared to net loss of $487,726 for the same period in 2010.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships and a decrease in general and administrative expenses, partially offset by a decrease in income from accretion of Original Issue Discount and a decrease in other income.  Impairment on investments in Local Limited Partnerships decreased due to the Fund recording no impairment allowance for its investments in Local Limited Partnerships during the six months ended September 30, 2011.  General and administrative expenses decreased due to decreased charges for operations and administrative expenses necessary for the operation of the Fund.  Income from accretion of Original Issue Discount decreased due to T-STRIPS that have matured.  The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

                               Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of September 30, 2011, the Fund’s investment portfolio consisted of limited partner interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

On May 15, 2010, the Fund received $452,000, or approximately $137.39 per Class B Unit, as the Fund’s investment in one U.S. Treasury STRIP matured.  The Managing General Partner distributed these funds to Class B Limited Partners in May 2010.  This distribution represented the final U.S. Treasury STRIP maturity.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining four Properties expired on or before December 31, 2009.  The Managing General Partner is in negotiations with potential buyers to dispose of its interest in one of the Local Limited Partnerships in 2011.

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

Property Discussions

Three of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven as of June 30, 2011.  The one other Property generated cash flow deficits that the Local General Partner of that Property funded through project expense loans, subordinated loans or operating escrows.  Some Properties have had persistent operating difficulties that could either (i) have an adverse impact on the Fund’s liquidity or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the Managing General Partner was exploring an exit strategy for Linden Square, located in Flint, Michigan, that could lead to the Fund transferring its interest in the Local Limited Partnership in 2010.  The Managing General Partner negotiated the disposition of the Property; however, due to the weak market conditions and high mortgage balance, there is no equity in the Property.  As a result, the Local General Partner agreed to buy the Fund’s interest for a nominal amount.  The transfer of interest was previously expected to be completed by the end of 2010; however, it occurred on March 21, 2011, with the transfer of benefits effective January 1, 2011.  The Property’s Compliance Period ended on December 31, 2009.  The Managing General Partner estimates the 2011 taxable loss to be approximately $280,000, or $7.38 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

                               Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner had to reexamine the exit strategy for the Fund’s interest in this Local Limited Partnership.  Since then, the Local General Partner did not make the October 1, 2010 debt service payment and will allow the debt to go into foreclosure unless the Lender is willing to accept a short sale.  The Managing General Partner is attempting to transfer the Fund’s interest to the Local General Partner for a nominal amount; however, the buyer no longer wants to do the deal.  A foreclosure will likely occur in early 2012.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner projects 2012 taxable gain of approximately $750,000, or $19.77 per Unit.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund’s interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit.  Since then, the Managing General Partner is negotiating an exit strategy that will dispose of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Pilot House. This transaction will likely occur in the beginning of 2012 for approximately $1,900,000, or approximately $50.09 per Unit.  Terms of a possible disposition have not been agreed upon at this time.  However, the Managing General Partner projects 2012 taxable gain of approximately $1,900,000, or $50.09 per Unit.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership.  Negotiations have progressed very slowly and thus a transfer of the Fund’s interest is now expected in late 2011 versus 2010 as previously reported.  It is highly likely that no sales proceeds will be received from the disposition of the Fund’s interest in this Property.  As a result, the Managing General Partner projects 2011 taxable gain of $200,000, or $5.27 per Unit.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Preston Place, located in Winchester, Virginia, that could lead to the Fund transferring its interest in the Local Limited Partnership or could lead to a sale of the Property in early 2012.  Net sales proceeds to the Fund, if any, are not known at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund's controls that occurred during the Fund’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART II.                      OTHER INFORMATION

Item 6.                      Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2011                                                                   BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

By:      Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)