Form 10-Q
period 2011-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2012-02-14
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                          December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________ to

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
Yes___  No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.               Financial Statements

          Balance Sheets – December 31, 2011 (Unaudited)
         and March 31, 2011 (Audited)                                                                                               1

          Statements of Operations (Unaudited) -
         For the Three and Nine Months Ended December 31, 2011 and 2010                            2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
                              For the Nine Months Ended December 31, 2011                                                               3

         Statements of Cash Flows (Unaudited) -
                             For the Nine Months Ended December 31, 2011 and 2010                                               4

        Notes to the Financial Statements (Unaudited)                                                                      5

Item 2.	Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                                                   8

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                            13

Item 4.            Controls and Procedures                                                                                                           13

PART II.  OTHER INFORMATION

Item 6.            Exhibits                                                                                                                                        14

SIGNATURE                                                                                                                                                      15

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART I.                      FINANCIAL INFORMATION

Item 1.                         Financial Statements

BALANCE SHEETS
December 31, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	December 31	March 31

Cash and cash equivalents	$1,255,729	$1,382,389
Investments in Local Limited Partnerships (Note 1)	1,224,077	1,029,569
Due from affiliate	-	162
Other assets	590	470
Total Assets	$2,480,396	$2,412,590

Liabilities and Partners' Equity

Due to affiliate	$10,933	$-
Accrued expenses	19,947	26,510
Total Liabilities	30,880	26,510

General, Initial and Investor Limited Partners' Equity	2,449,516	2,386,080
Total Liabilities and Partners' Equity	$2,480,396	$2,412,590

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Revenue
Investment	$1,278	$1,316	$3,984	$4,172
Accretion of Original Issue Discount
(Note 2)	-	-	-	4,092
Cash distribution income	-	674	-	3,932
Total Revenue	1,278	1,990	3,984	12,196

Expenses:
Asset management fees, affiliate	10,933	12,926	32,798	38,777
Impairment on investments in Local
Limited Partnerships (Note 1)	-	199,282	-	599,102
General and administrative
(includes reimbursements to an affiliate
in the amounts of $12,444 and $27,651 for the three months and $34,923 and
$97,888 for the nine months ended
December 31, 2011 and 2010,
respectively)	34,865	48,353	102,258	158,111
Amortization	1,959	1,813	2,995	3,810
Total Expenses	47,757	262,374	138,051	799,800

Loss before equity in income of
Local Limited Partnerships	(46,479)	(260,384)	(134,067)	(787,604)

Equity in income of Local Limited
Partnerships (Note 1)	144,304	176,728	197,503	216,222

Gain on disposition of investments in
Local Limited Partnerships	-	27,186	-	27,186

Net Income (Loss)	$97,825	$(56,470)	$63,436	$(544,196)

Net Income (Loss) allocated:
General Partners	$978	$(565)	$634	$(9,962)
Class A Limited Partners	90,649	(52,327)	58,783	(503,873)
Class B Limited Partners	6,198	(3,578)	4,019	(30,361)
	$97,825	$(56,470)	$63,436	$(544,196)

Net Income (Loss) Per Limited Partner Unit
Class A Limited Partners (34,643 Units)	$2.62	$(1.51)	$1.70	$(14.54)
Class B Limited Partners (3,290 Units)	$1.88	$(1.09)	$1.22	$(9.23)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
For the Nine Months Ended December 31, 2011
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2011	$23,861	$5,000	$2,409,168	$(51,949)	$2,386,080

Net Income	634	-	58,783	4,019	63,436

Balance at December 31, 2011	$24,495	$5,000	$2,467,951	$(47,930)	$2,449,516

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(126,660)	$(222,846)

Net cash provided by investing activities	-	483,118

Net cash used for financing activities	-	(452,000)

Net decrease in cash and cash equivalents	(126,660)	(191,728)

Cash and cash equivalents, beginning	1,382,389	1,495,321

Cash and cash equivalents, ending	$1,255,729	$1,303,593

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2011 and 2010 and for the nine months then ended.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2011 and March 31, 2011:
	December 31	March 31
Capital contributions paid to Local Limited Partnerships and purchase
price paid to withdrawing partners of Local Limited Partnerships	$6,960,327	$6,960,327

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,601,821 and $1,466,308 at
December 31 and March 31, 2011, respectively)	(1,328,539)	(1,526,042)

Cumulative cash distributions received from Local Limited Partnerships	(3,670,674)	(3,670,674)

Investments in Local Limited Partnerships before adjustments	1,961,114	1,763,611

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	203,586	203,586

Cumulative amortization of acquisition fees and expenses	(94,818)	(91,823)

Investments in Local Limited Partnerships before impairment	2,069,882	1,875,374

Cumulative impairment on investments in Local Limited Partnerships	(845,805)	(845,805)

Investments in Local Limited Partnerships	$1,224,077	$1,029,569

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net income (loss) of the Local Limited Partnerships for the nine months ended December 31, 2011 and 2010 is $61,990 and ($140,386), respectively.  For the nine months ended December 31, 2011 and 2010, the Fund has not recognized $183,758 and $356,608, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $48,245 are included in losses recognized in the nine months ended December 31, 2011.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

3.      New Accounting Principles

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Fund’s financial reporting or accounting.  The Fund does not believe that any such recently issued pronouncement has had or will have a material effect on the Fund’s financial statements.

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

4.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of December 31, 2011 or 2010 or net income (loss) for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2011 and 2010:

	2011	2010
Pilot House Associates Limited Partnership
Revenue	$325,506	$322,646
Net Income	$77,969	$80,959

Preston Place Associates Limited Partnership
Revenue	$278,363	$269,757
Net Income	$84,026	$69,158

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

The Fund is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, “Local Limited Partnerships”) which own and operate apartment complexes (each, a “Property”) which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, “Treasury STRIPS”).  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  The General Partners of the Fund are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street VI Limited Partnership.  ALZA Corporation is the Class A Limited Partner of Arch Street VI Limited Partnership, Boston Financial BFG Investments, LLC is the Class B Limited Partner of Arch Street VI Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VI Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities (“VIEs”). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Liquidity and Capital Resources

At December 31, 2011, the Fund had cash and cash equivalents of $1,255,729, as compared to $1,382,389 at March 31, 2011.  The decrease is primarily attributable to cash used for operating activities and payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2011 and March 31, 2011, approximately $1,236,000 and $1,356,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2011, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2011, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2011.  Cash distributions of $452,000 were made to the Investor Limited Partners, Class B, during the nine months ended December 31, 2010.

Results of Operations

Three Month Period

For the three months ended December 31, 2011, the Fund’s operations resulted in net income of $97,825, as compared to net loss of $56,470 for the same period in 2010.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, partially offset by a decrease in equity in income of Local Limited Partnerships and a decrease in gain on disposition of investments in Local Limited Partnerships.  Impairment on investments in Local Limited Partnerships decreased due to no impairment losses on the Fund’s investments in Local Limited Partnerships in the current year.  The decrease in equity in income of Local Limited Partnerships is due to the disposition of a Local Limited Partnership as well as a decrease in income recorded by certain other Local Limited Partnerships.  Gain on disposition of investments in Local Limited Partnerships decreased due to no dispositions during the three months ended December 31, 2011 as compared to a disposition in the same period in 2010 that resulted in a net gain.

Nine Month Period

For the nine months ended December 31, 2011, the Fund’s operations resulted in net income of $63,436, as compared to net loss of $544,196 for the same period in 2010.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships and a decrease in general and administrative expenses, partially offset by a decrease in gain on disposition of investments in Local Limited Partnerships.  Impairment on investments in Local Limited Partnerships decreased due to no impairment losses on the Fund’s investments in Local Limited Partnerships in the current year.  General and administrative expenses decreased primarily due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.  Gain on disposition of investments in Local Limited Partnerships decreased due to no dispositions being recorded during the nine months ended December 31, 2011 as compared to a disposition recorded during the same period in 2010 that resulted in a net gain.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of December 31, 2011, the Fund’s investment portfolio consisted of limited partner interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

On May 15, 2010, the Fund received $452,000, or approximately $137.39 per Class B Unit, as the Fund’s investment in one U.S. Treasury STRIP matured.  The Managing General Partner distributed these funds to Class B Limited Partners in May 2010.  This distribution represented the final U.S. Treasury STRIP maturity.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining four Properties expired on or before December 31, 2009.  The Managing General Partner is in negotiations with potential buyers to dispose of its interest in three of the Local Limited Partnerships in 2012 and one Local Limited Partnership in 2013.

The Managing General Partner will continue to closely monitor the operations of the Properties until the Fund’s remaining Local Limited Partnership interests are disposed.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

Two of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven as of September 30, 2011.  The two other Properties generated cash flow deficits that the Local General Partner of that Property funded through project expense loans, subordinated loans or operating escrows.  Some Properties have had persistent operating difficulties that could either (i) have an adverse impact on the Fund’s liquidity or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner had to reexamine the exit strategy for the Fund’s interest in this Local Limited Partnership.  Since then, the Local General Partner did not make the October 1, 2010 debt service payment and is allowing the debt to go into foreclosure unless the Lender is willing to accept a short sale.  The Property was being marketed for short sale.  However, the lender initiated a consensual foreclosure with the Local General Partner that will accelerate the process.  A foreclosure will likely occur within 90 days or less.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner projects 2012 taxable gain of approximately $750,000, or $19.77 per Unit.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund’s interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit.  Since then, the Managing General Partner is negotiating an exit strategy that will dispose of the Fund’s interest in the Local Limited Partnership that owns and operates Pilot House. This transaction will likely occur in 2013, when the debt lockout expires.  This transaction is projected to have sales proceeds of approximately $1,900,000, or approximately $50.09 per Unit.  Terms of a possible disposition have not been agreed upon at this time.  However, the Managing General Partner projects 2013 taxable gain of approximately $1,900,000, or $50.09 per Unit.

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership.  Negotiations have progressed very slowly and thus a transfer of the Fund’s interest is now expected in early 2012 versus 2010 as previously reported.  It is highly likely that no sales proceeds will be received from the disposition of the Fund’s interest in this Property.  As a result, the Managing General Partner projects 2012 taxable gain of $200,000, or $5.27 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund's controls that occurred during the Fund’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Date:  February 14, 2012                                                                   BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                                                                                                             A LIMITED PARTNERSHIP

By:      Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)