Form 10-K
period 2012-03-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2012-06-29
CIK 870815

FORM 10-K
(Mark One)

[ X ]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                         March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to_____________________________

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
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                 ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

Large accelerated filer   ☐                                                                                                Accelerated Filer   ☐
    Non-accelerated filer   ☐  (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $37,933,000 as of March 31, 2012 .

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2012

TABLE OF CONTENTS

                                                                 Page No.

PART I

Item 1                 Business                                                                                                                                                   K-4
Item 2                 Properties                                                                                                                                                  K-6
Item 3                 Legal Proceedings                                                                                                                                   K-8
Item 4                 Mine Safety Disclosures                                                                                                                        K-8

PART II

Item 5                 Market for the Registrant's Units and
    Related Security Holder Matters                                                                                                           K-8
Item 7                 Management's Discussion and Analysis of
    Financial Condition and Results of Operations                                                                                  K-8
Item 8                 Financial Statements and Supplementary Data                                                                                   K-13
Item 9                 Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure                                                                                            K-13
Item 9A              Controls and Procedures                                                                                                                        K-13
Item 9B               Other Information                                                                                                                                    K-13

PART III

Item 10                 Directors and Executive Officers
      of the Registrant                                                                                                                                     K-14
Item 11                 Executive Compensation                                                                                                                       K-14
Item 12                 Security Ownership of Certain Beneficial
     Owners and Management and Related Unit Holder
      Matters                                                                                                                                                     K-15
Item 13                 Certain Relationships and Related
      Transactions and Director Independence                                                                                          K-15
Item 14                 Principal Accounting Fees and Services                                                                                            K-16
Item 15                 Exhibits, Financial Statement Schedules                                                                                             K-16

SIGNATURES                                                                                                                                                                                   K-18

CERTIFICATIONS                                                                                                                                                                           K-19

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

The Fund is primarily engaged in the business of real estate investment.  Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

The Fund originally invested as a limited partner or member in thirty limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualified for low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986.  The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  There cannot be any assurance that the Fund will attain any or all of these investment objectives.

Since the Local Limited Partnerships no longer generate any Tax Credits, the Fund is in the process of disposing of its interests in Local Limited Partnerships.  The Fund has disposed of its interests in twenty-seven Local Limited Partnerships, and the Fund currently has only three Local Limited Partnership interests remaining.  In general, sale of the Fund’s interest in a Local Limited Partnership will be subject to various restrictions.  The Fund will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Fund (including Tax Credit recapture considerations).  Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested.  Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships.

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Properties owned by		Date Interest
Local Limited Partnerships	Location	Acquired

Leatherwood (formerly Village Oaks)(1)	Yoakum, TX	12/23/91
Tamaric(1)	Cedar Park, TX	12/23/91
Northwest(1)	Georgetown, TX	12/23/91
Pilot House	Newport News, VA	02/25/92
Jardines de Juncos(1)	Juncos, PR	04/14/92
Livingston Arms (1)	Poughkeepsie, NY	05/01/92
Broadway Tower (1)	Revere, MA	06/02/92
45th & Vincennes (1)	Chicago, IL	06/26/92
Phoenix Housing (1)	Moorhead, MN	07/06/92
Cottages of Aspen (1)	Oakdale, MN	07/02/92
Long Creek Court	Kittrell, NC	07/01/92
Atkins Glen (1)	Stoneville, NC	07/01/92
Tree Trail	Gainesville, FL	10/30/92
Meadow Wood (1)	Smyrna, TN	10/30/92
Primrose (1)	Grand Forks, ND	12/09/92
Sycamore (1)	Sioux Falls, SD	12/17/92
Preston Place (1)	Winchester, VA	12/21/92
Kings Grant Court (1)	Statesville, NC	12/23/92
Chestnut Plains (1)	Winston-Salem, NC	12/24/92
Bancroft Court(1)	Toledo, OH	12/31/92
Capitol Park(1)	Oklahoma City, OK	02/10/93
Hudson Square (1)	Baton Rouge, LA	03/08/93
Walker Woods II (1)	Dover, DE	06/11/93
Vista Villa (1)	Saginaw County, MI	08/04/93
Metropolitan (1)	Chicago, IL	08/19/93
Carolina Woods II (1)	Greensboro, NC	10/11/93
Linden Square(1)	Genesee County, MI	10/29/93
New Garden Place (1)	Gilmer, NC	06/24/94
Findley Place (1)	Minneapolis, MN	07/15/94

(1)	The Fund no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership.  As of March 31, 2012, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners.  The Local General Partners of the remaining Local Limited Partnerships are identified in the schedule in Item 2 of this Report.

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

Item 2.  Properties

The Fund currently has limited partner interests in three Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualified for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund’s ownership interest in each Local Limited Partnership is 99%.

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

The schedule on the following page provides certain key information on the Local Limited Partnership interests currently invested in by the Fund.

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apt. Units	March 31, 2012	March 31, 2012	December 31, 2011	Subsidy *	2012

Pilot House Associates, L.P
Pilot House
Newport News, VA
Castle Development Corp	132	$2,479,708	$2,479,708	$3,642,412	None	98%

Long Creek Court Limited Partnership
Long Creek Court
Kittrell, NC
Third Renaissance, Inc.	14	120,476	120,476	514,168	FmHA	100%

Tree Trail Apartments, A Limited Partnership
Tree Trail
Gainesville, FL
Flournoy Development Co.	108	2,060,143	2,060,143	-	None	79%
	254	$4,660,327	$4,660,327	$4,156,580

*	FmHA
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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop.  If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements imposed by the Fund, in addition to requirements of Federal and state securities laws.  The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units.  Units will not be redeemed or repurchased by the Fund.

The Partnership Agreement does not impose on the Fund or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 2012, there were 1,796 record holders of Units of the Fund.

Cash distributions, when made, are paid annually.  No cash distributions were made during the year ended March 31, 2012.  The Fund made cash distributions of $452,000 to Unit holders during the year ended March 31, 2011.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” “will,” “may,” “might” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

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

As of March 31, 2012, the Fund’s investment portfolio consisted of limited partner interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining three Properties expired on or before December 31, 2009.

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIE"s) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

The Local General Partners, who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments using the equity method of accounting.

Under the equity method, the investments in Local Limited Partnerships are carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships.  Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership records other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be included as other comprehensive income or loss in the statement of partners’ equity.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that a Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from these Local Limited Partnerships will not be recorded until all of the related suspended losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, the distribution is recorded as income in the Fund’s statement of operations.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partner under the provisions of Tax Credit guarantees.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund, through its ownership percentages, may participate in property disposition proceeds, the timing and amounts of which are unknown.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Fund is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds and advances in order to protect its investment. The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership Agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.  The Fund has recorded impairment losses on Pilot House and Preston Place of $104,000 and $467,805, respectively, during the year ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, the Fund had cash and cash equivalents of $1,476,153, as compared to $1,382,389 at March 31, 2011.  The increase is primarily attributable to cash distributions received from the Local Limited Partnerships, partially offset by cash used for operating activities including the payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2012 and 2011, approximately $1,452,000 and $1,356,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2012, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.  To date, the Fund has used approximately $665,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2012, the Fund had no contractual or other obligation to the Local Limited Partnerships that had not been paid or provided for.

Cash Distributions

No cash distributions were made during the year ended March 31, 2012.  Cash distributions of $452,000 were made during the year ended March 31, 2011.  The Fund is currently working on disposing of its interest in the remaining Local Limited Partnerships during the next twelve months.  These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners.   In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves.  No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2012, the Fund’s operations resulted in net income of $918,807 as compared to net loss of $613,534 for the same period in 2011.  The decrease in net loss is primarily attributable to an increase in gain on disposition of investments in Local Limited Partnerships and a decrease in impairment on investments in Local Limited Partnerships.  The increase in gain on disposition of investments in Local Limited Partnership is the result of a gain related to the disposition of one Local Limited Partnership during the year ended March 31, 2012 which was greater than the gain from the disposition of two Local Limited Partnerships during the year ended March 31, 2011.  Impairment on investments in Local Limited Partnerships decreased due to no impairment losses on the Fund’s investments in Local Limited Partnerships in the current year.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1995.  The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

All Properties in which the Fund has an interest had stabilized operations and operated above breakeven as of December 31, 2011.  Some Properties have had persistent operating difficulties that could either (i) have an adverse impact on the Fund’s liquidity or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the Managing General Partner was exploring an exit strategy for Linden Square, located in Flint, Michigan, that could lead to the Fund transferring its interest in the Local Limited Partnership in 2010.  The Managing General Partner negotiated the disposition of the Property; however, due to the weak market conditions and high mortgage balance, there is no equity in the Property.  As a result, the Local General Partner agreed to buy the Fund’s interest for a nominal amount.  The transfer of interest was previously expected to be completed by the end of 2010; however, it occurred on March 21, 2011, with the transfer of benefits effective January 1, 2011.  The Property’s Compliance Period ended on December 31, 2009.  The actual 2011 taxable loss was $370,150, or $9.76 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner was exploring an exit strategy for Preston Place, located in Winchester, Virginia.  The Local General Partner purchased the Fund’s interest on March 31, 2012.  Net sales proceeds to the Fund totaled $873,000, or per $23.01 Unit.    The Managing General Partner projects 2012 taxable gain of approximately $890,000, or $23.46 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner had to reexamine the exit strategy for the Fund’s interest in this Local Limited Partnership.  Since then, the Local General Partner did not make the October 1, 2010 debt service payment and intends to allow the debt to go into foreclosure unless the Lender is willing to accept a short sale.  The Property was being marketed for short sale.  However, the lender initiated a consensual foreclosure with the Local General Partner that will accelerate the process.  A foreclosure will likely occur within 90 days.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner projects 2012 taxable gain of approximately $1,100,000, or $29.00 per Unit.

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

As previously reported, the Managing General Partner is currently exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could lead to the Fund transferring its interest in the Local Limited Partnership.  Negotiations have progressed very slowly and thus a transfer of the Fund’s interest is now expected in mid-2012 versus 2010 as previously reported.  It is highly likely that no sales proceeds will be received from the disposition of the Fund’s interest in this Property.  As a result, the Managing General Partner projects 2012 taxable gain of $300,000, or $7.91 per Unit.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2012 and 2011.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2012.  Based on this assessment, management concluded that, as of March 31, 2012, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 17 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 11.  Executive Compensation

Neither the directors nor officers of the Managing General Partner, the partners of Arch Street VI L.P. nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

As of March 31, 2012 , the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

Amount
Title of	Name and Address of	Beneficially
Class	Beneficial Owner	Owned	Percent of Class

Limited	Everest Tax Credit Investors	2,164.5 Units	6%
Partner	155 North Lake Avenue
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

Information regarding the fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partners is paid an asset management fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual asset management fee.  Asset management fees incurred in each of the two years ended March 31, 2012 and 2011 are as follows:

	2012	2011

Asset management fees	$41,806	$49,710

 Salaries and Benefits Expense Reimbursements

An affiliate of the General Partners is reimbursed for the cost of the Fund's salaries and benefits expenses.  The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2012 and 2011 are as follows:

	2012	2011

Salaries and benefits expense reimbursements	$56,746	$121,318

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners receive 1% of cash distributions paid to partners.  No cash distributions were paid to the General Partners during the year ended March 31, 2012 and 2011.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partners or their affiliates for the two years ended March 31, 2012  is presented in the Notes to the Financial Statements.

Item 14.  Principal Accounting Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2012  as follows:

	2012	2011

Audit fees	$42,500	$45,000

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2012.

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

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under that section. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

By:         Arch Street VIII, Inc.
   its Managing General Partner

By:              /s/Kenneth J. Cutillo                                                                    Date:         June 29, 2012
        Kenneth J. Cutillo
       President
      Arch Street VIII, Inc.
    (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

By:              /s/Kenneth J. Cutillo                                                                    Date:          June 29, 2012
        Kenneth J. Cutillo
       President
      Arch Street VIII, Inc.
     (Chief Financial Officer)

By:           /s/Kenneth J. Cutillo                                                                       Date:         June 29, 2012
  Kenneth J. Cutillo
  President
      Arch Street VIII, Inc.
  Chief Accounting Officer)

BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2012

INDEX

Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2012 and 2011                                                          F-2

Financial Statements:

Balance Sheets - March 31, 2012 and 2011                                                                F-3

Statements of Operations - For the years ended
March 31, 2012 and 2011                                                                                          F-4

Statements of Changes in Partners' Equity (Deficiency)  -
For the years ended March 31, 2012 and 2011                                                      F-5

Statements of Cash Flows - For the years ended
March 31, 2012 and 2011                                                                                          F-6

Notes to the Financial Statements                                                                              F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund Plus, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2012 and 2011, and the related statements of operations, changes in partners’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund Plus, A Limited Partnership as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
June 29, 2012

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

BALANCE SHEETS
March 31, 2012 and 2011

	2012	2011
Assets

Cash and cash equivalents	$1,476,153	$1,382,389
Investments in Local Limited Partnerships (Note 3)	988,520	1,029,569
Due from affiliate (Note 5)	-	162
Accounts receivable from the disposition of investments in
Local Limited Partnerships (Note 3)	873,000	-
Other assets	408	470
Total Assets	$3,338,081	$2,412,590

Liabilities and Partners' Equity

Due to affiliate (Note 5)	$9,008	$-
Accrued expenses	24,186	26,510
Total Liabilities	33,194	26,510

General, Initial and Investor Limited Partners' Equity	3,304,887	2,386,080
Total Liabilities and Partners' Equity	$3,338,081	$2,412,590

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2012 and 2011

	2012	2011
Revenue:
Investment	$5,089	$5,434
Accretion of Original Issue Discount (Note 4)	-	4,092
Cash distribution income	42,123	26,432
Total Revenue	47,212	35,958

Expense:
Asset management fees, affiliate (Note 5)	41,806	49,710
Impairment on investments in Local Limited
Partnerships (Note 3)	-	599,103
General and administrative (includes reimbursements
to an affiliate in the amount of $56,746 and
$121,318 in 2012 and 2011, respectively) (Note 5)	147,572	206,639
Amortization	2,071	3,994
Total Expense	191,449	859,446

Loss before equity in income of Local Limited Partnerships
and gain on disposition of investments in Local Limited
Partnerships	(144,237)	(823,488)

Equity in income of Local Limited Partnerships (Note 3)	190,044	182,768

Gain on disposition of investments in Local Limited
Partnerships (Note 3)	873,000	27,186

Net Income (Loss)	$918,807	$(613,534)

Net Income (Loss) allocated:
General Partners	$9,188	$(10,655)
Class A Limited Partners	851,403	(568,125)
Class B Limited Partners	58,216	(34,754)
	$918,807	$(613,534)
Net Income (Loss) per Limited Partner Unit
Class A Unit (34,643 Units)	$24.58	$(16.40)
Class B Unit (3,290 Units)	$17.69	$(10.56)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
For the Years Ended March 31, 2012 and 2011

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2010	$34,516	$5,000	$2,977,293	$434,805	$3,451,614

Cash distributions	-	-	-	(452,000)	(452,000)

Net Loss	(10,655)	-	(568,125)	(34,754)	(613,534)

Balance at March 31, 2011	23,861	5,000	2,409,168	(51,949)	2,386,080

Net Income	9,188	-	851,403	58,216	918,807

Balance at March 31, 2012	$33,049	$5,000	$3,260,571	$6,267	$3,304,887

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net Income (Loss)	$918,807	$(613,534)
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
Equity in income of Local Limited Partnerships	(190,044)	(182,768)
Gain on disposition of investments in Local Limited
Partnerships	(873,000)	(27,186)
Impairment on investments in Local Limited
Partnerships	-	599,103
Accretion of Original Issue Discount	-	(4,092)
Amortization	2,071	3,994
Cash distributions included in net income (loss)	(42,123)	(26,432)
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Due from affiliate	-	(162)
Other assets	62	(121)
Due to affiliate	9,170	(12,926)
Accrued expenses	(2,324)	(34,526)
Net cash used for operating activities	(177,381)	(298,650)

Cash flows from investing activities:
Proceeds from maturities of T-STRIPS	-	452,000
Cash distributions received from Local
Limited Partnerships	271,145	158,532
Proceeds received from disposition of investments in
Local Limited Partnerships	-	27,186
Net cash provided by investing activities	271,145	637,718

Cash flows from financing activities:
Cash distributions	-	(452,000)
Net cash used for financing activities	-	(452,000)

Net increase (decrease) in cash and cash equivalents	93,764	(112,932)

Cash and cash equivalents, beginning of year	1,382,389	1,495,321

Cash and cash equivalents, end of year	$1,476,153	$1,382,389

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

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2012 and 2011 approximately $1,452,000 and $1,356,000, respectively, has been designated as Reserves.

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

Investments in Local Limited Partnerships

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIE"s) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments using the equity method of accounting.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

Under the equity method, the investments in Local Limited Partnerships are carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships.  Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership records other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be included as other comprehensive income or loss in the statement of partners’ equity.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that a Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from these Local Limited Partnerships will not be recorded until all of the related suspended losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, the distribution is recorded as income in the Fund’s statement of operations.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partner under the provisions of Tax Credit guarantees.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund, through its ownership percentages, may participate in property disposition proceeds, the timing and amounts of which are unknown.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees and expenses paid.  These fees and expenses are included in the Fund's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years once construction of the properties is completed and until a Local Limited Partnership’s respective investment balance has been reduced to zero.

The Fund is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds and advances in order to protect its investment. The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition. Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership Agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.

Management has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2011 and 2010 and for the years then ended.

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

Income Taxes

The Fund has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and Tax Credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is required to and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2008 through 2011.

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

3.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for nominal prices.  In the event that Properties are sold to  third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2012 and 2011:

	2012	2011
Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
Partnerships	$4,660,327	$6,960,327

Cumulative equity in losses of Local Limited Partnerships
(excluding cumulative unrecognized losses of $1,546,000
and $1,466,308 at March 31, 2012 and 2011, respectively)	(1,145,942)	(1,526,042)

Cumulative cash distributions received from Local Limited Partnerships	(2,223,150)	(3,670,674)

Investments in Local Limited Partnerships before adjustments	1,291,235	1,763,611

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	136,290	203,586

Cumulative amortization of acquisition fees and expenses	(61,005)	(91,823)

Investments in Local Limited Partnerships before impairment	1,366,520	1,875,374

Cumulative impairment on investments in Local Limited Partnerships	(378,000)	(845,805)

Investments in Local Limited Partnerships	$988,520	$1,029,569

The Fund has recorded an impairment for its investments in Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2011 and 2010 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90-day lag basis), excluding the financial statements of one Local Limited Partnership, is as follows:

Summarized Balance Sheet - as of December 31,

	2011	2010
Assets:
Investment property, net	$4,753,323	$8,019,284
Other assets	534,007	776,971
Total Assets	$5,287,330	$8,796,255

Liabilities and Partners' Equity:
Mortgage notes payable	$4,156,580	$7,613,025
Other liabilities	112,126	203,572
Total Liabilities	4,268,706	7,816,597

Fund's equity	1,451,121	1,866,456
Other partners' deficiency	(432,497)	(886,798)
Total Partners' Equity	1,018,624	979,658
Total Liabilities and Partners' Equity	$5,287,330	$8,796,255

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.      Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the years
ended December 31,

	2011	2010

Rental and other income	$2,485,121	$3,447,055

Expenses:
Operating	1,384,664	2,146,067
Interest	554,375	650,924
Depreciation and amortization	331,094	615,155
Total Expenses	2,270,133	3,412,146

Net Income	$214,988	$34,909

Fund’s share of Net Income	$239,458	$34,559
Other partners' share of Net Income	$(24,470)	$350

The financial information of one Local Limited Partnership is not included in the above summarized combined financial information due to the lack of timely receipt of the financial statements of said Local Limited Partnership.  The Fund’s estimated equity in loss of this Local Limited Partnership is $128,000 and $239,000 for the years ended March 31, 2012 and 2011, respectively.

For the years ended March 31, 2012 and 2011, the Fund has not recognized $128,000 and $387,209, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $49,414 are included in losses recognized in the year ended March 31, 2012.

The Fund’s equity as reflected by the Local Limited Partnerships of $1,451,121 and $1,866,456 at December 31, 2011 and 2010, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $1,291,235 and $1,763,611 at March 31, 2012 and 2011, respectively, due to:  (i) cumulative unrecognized losses as described above; (ii) the financial information of one Local Limited Partnership that is not included in the summarized financial information due to the lack of timely receipt of the audited financial statements of said Local Limited Partnership; (iii) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2012 that are not reflected in the December 31, 2011 balance sheets of the Local Limited Partnerships; and (iv) differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2012, the Fund disposed of its interest in one Local Limited Partnership.  The Fund’s investment value at the time of the disposition was zero.  Proceeds of $873,000 related to the 2012 disposition were received by the Fund in the year ended March 31, 2013.  The disposition resulted in a gain of $873,000.  During the year ended March 31, 2011, the Fund disposed of its interest in two Local Limited Partnerships.  The Fund’s aggregate net investment value at the time of the dispositions was zero.  The Fund received $27,186 during the year ended March 31, 2011 from the dispositions of its interest in these Local Limited Partnerships.  The dispositions resulted in a gain of $27,186.

4.      Other Investments

The Fund previously held Treasury STRIPS purchased by the Fund for the benefit of the Class B Limited Partners.
The final maturity for the STRIPS took place on May 15, 2010.  The total maturity value was $452,000.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

5.      Transactions with Affiliate

An affiliate of the General Partners receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual asset management fee for administering the affairs of the Fund.  Asset management fees for the years ended March 31, 2012 and 2011 were $41,806 and $49,710, respectively.  During the years ended March 31, 2012 and 2011, $32,636 and $62,798, respectively, were paid out of available cash flow for asset management fees.  Included in due to affiliate at March 31, 2012 was $9,008 of asset management fees.  Included in due from affiliate at March 31, 2011 was $162 of asset management fees.

An affiliate of the General Partners is reimbursed for the actual cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2012 and 2011 are $56,746 and $121,318, respectively, that the Fund has incurred for these expenses.   During the years ended March 31, 2012 and 2011, $56,746 and $121,318, respectively, were paid for these expenses.  As of March 31, 2012 and 2011, there are no unpaid salaries and benefits expenses.

6.      Federal Income Taxes

The following schedules reconcile the reported financial statement net income (loss) for the fiscal years ended March 31, 2012 and 2011 to the net income (loss) reported on the Form 1065, U. S. Partnership Return of Income for the years ended December 31, 2011 and 2010:

	2011	2010

Net Income (Loss) per financial statements	$918,807	$(613,534)

Equity in (income) losses of Local Limited Partnerships for financial
reporting purposes in excess of equity in losses for tax purposes	(341,033)	36,272

Equity in losses of Local Limited Partnerships not recognized for financial reporting purposes, net of recognition of
previously unrecognized losses	(78,586)	(387,209)

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	(4,983)	(12,463)

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(5,631)	(5,479)

Impairment on investments in Local Limited Partnerships
not deductible for tax purposes	-	599,103

Gain on disposition of investments in Local Limited Partnerships for
(financial reporting) tax purposes in excess of gain (loss)
for financial reporting (tax) purposes	(1,243,150)	1,539,409

Cash distributions included in net income (loss) for financial
reporting purposes	(42,123)	(26,432)

Net Income (Loss) per tax return	$(796,699)	$1,129,667

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.      Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$988,520	$(2,224,173)	$3,212,693
Other assets	$2,349,561	$6,387,873	$(4,038,312)
Liabilities	$33,194	$30,880	$2,314

The differences in the assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $2,888,000 greater than for financial reporting purposes including approximately $1,546,000 of losses the Fund has not recognized related to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the Fund has provided an impairment allowance of approximately $378,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) organizational and offering costs of approximately $5,132,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes; (iv) the disposal of investment in one Local Limited Partnership during the quarter ended March 31, 2012 resulted in its removal from investments in Local Limited Partnerships for financial reporting purposes; and (v) distributions from three Local Limited Partnerships, totaling $271,145, received during the quarter ended March 31, 2012.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

7.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of March 31, 2012 or 2011 or net income (loss) for the years then ended.  The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2011 and 2010:

	2011	2010
Pilot House Associates Limited Partnership
Total Assets	$4,834,303	$4,993,688
Total Liabilities	$3,735,324	$3,802,106
Revenue	$1,255,708	$1,253,231
Net Income	$104,759	$104,766

Preston Place Associates Limited Partnership
Total Assets	N/A	$3,340,757
Total Liabilities	N/A	$3,477,211
Revenue	$1,102,548	$1,052,868
Net Income	$109,048	$3,543