Form 10-Q
period 2012-06-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2012-08-14
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                      June 30, 2012

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
Yes___  No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.             Financial Statements

         Condensed Balance Sheets (Unaudited) – June 30, 2012
      and March 31, 2012                                                                                                                     1

         Condensed Statements of Operations (Unaudited) -
        For the Three Months Ended June 30, 2012 and 2011                                                         2

         Condensed Statement of Changes in Partners' Equity (Unaudited) -
                            For the Three Months Ended June 30, 2012                                                                           3

         Condensed Statements of Cash Flows (Unaudited) -
                            For the Three Months Ended June 30, 2012 and 2011                                                          4

        Notes to the Financial Statements (Unaudited)                                                                        5

Item 2.	Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                                                                      7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                              11

Item 4.           Controls and Procedures                                                                                                             11

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                    12

SIGNATURE                                                                                                                                                        13

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART I.                      FINANCIAL INFORMATION

Item 1.                         Financial Statements

CONDENSED BALANCE SHEETS
June 30, 2012 and March 31, 2012
(Unaudited)

Assets	June 30	March 31

Cash and cash equivalents	$2,325,588	$1,476,153
Investments in Local Limited Partnerships (Note 1)	1,014,039	988,520
Accounts receivable (Note 1)	1,660	-
Accounts receivable from the disposition of investments in
Local Limited Partnerships	-	873,000
Other assets	171	408
Total Assets	$3,341,458	$3,338,081

Liabilities and Partners' Equity

Due to affiliate	$9,008	$9,008
Accrued expenses	38,653	24,186
Total Liabilities	47,661	33,194

General, Initial and Investor Limited Partners' Equity	3,293,797	3,304,887
Total Liabilities and Partners' Equity	$3,341,458	$3,338,081

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Revenue:
Investment	$2,013	$1,368
Cash distribution income	1,660	-
Total Revenue	3,673	1,368

Expenses:
Asset management fees, affiliate	9,008	10,933
General and administrative (includes reimbursements to an
affiliate in the amount of $11,978 and $12,918 in
2012 and 2011, respectively)	31,274	30,732
Amortization	518	518
Total Expenses	40,800	42,183

Loss before equity in income of Local Limited Partnerships	(37,127)	(40,815)

Equity in income of Local Limited Partnerships (Note 1)	26,037	26,136

Net Loss	$(11,090)	$(14,679)

Net Loss allocated:
General Partners	$(111)	$(147)
Class A Limited Partners	(10,276)	(13,602)
Class B Limited Partners	(703)	(930)
	$(11,090)	$(14,679)
Net Loss per Limited Partner Unit
Class A Unit (34,643 Units)	$(0.30)	$(0.39)
Class B Unit (3,290 Units)	$(0.21)	$(0.28)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2012
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2012	$33,049	$5,000	$3,260,571	$6,267	$3,304,887

Net Loss	(111)	-	(10,276)	(703)	(11,090)

Balance at June 30, 2012	$32,938	$5,000	$3,250,295	$5,564	$3,293,797

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONSDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

Net cash used for operating activities Cash flows from investing activities:	$(23,565)	$(31,556)
Proceeds received from disposition of investments in
Local Limited Partnerships	873,000	-
Net cash provided by investing activities	873,000	-

Net increase (decrease) in cash and cash equivalents	849,435	(31,556)

Cash and cash equivalents, beginning	1,476,153	1,382,389

Cash and cash equivalents, ending	$2,325,588	$1,350,833

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Tax Credit Fund Plus, a Limited Partnership (the “Fund”) for the year ended March 31, 2012.  In the opinion of the managing general partner of the Partnership, Arch Street VIII, Inc. (the “Managing General Partner”), these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2012 and 2011 and for the three months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the 15-year period during which properties that receive tax credits must remain in compliance with rent restriction and set-aside requirements (the “Compliance Period”) for nominal prices.  In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2012 and March 31, 2012:

	June 30	March 31
Capital contributions paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships	$4,539,851	$4,660,327

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,544,088 and $1,546,000 at
June 30, 2012 and March 31, 2012, respectively)	(1,000,574)	(1,145,942)

Cumulative cash distributions received from Local Limited Partnerships	(2,219,675)	(2,223,150)

Investments in Local Limited Partnerships before adjustments	1,319,602	1,291,235

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	132,765	136,290

Cumulative amortization of acquisition fees and expenses	(60,328)	(61,005)

Investments in Local Limited Partnerships before impairment	1,392,039	1,366,520

Cumulative impairment on investments in Local Limited Partnerships	(378,000)	(378,000)

Investments in Local Limited Partnerships	$1,014,039	$988,520

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net income (losses) of the Local Limited Partnerships for the three months ended June 30, 2012 and 2011 is $6,662 and ($18,381), respectively.  For the three months ended June 30, 2012 and 2011, the Fund has not recognized $22,607 and $45,111, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $3,232 and $594 are included in losses recognized in the three months ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012, the property owned by one of the Local Limited Partnerships was sold.  The sale resulted in a distribution to the Fund of $1,660, which is receivable at June 30, 2012.  The Fund's investment value at the time of the sale was zero resulting in no gain or loss on disposition of investment in Local Limited Partnership for the three months ended June 30, 2012.

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of June 30, 2012 or 2011 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2012 and 2011:

	2012	2011
Pilot House Associates Limited Partnership
Revenue	$314,000	$313,400
Net Income	$26,300	$26,400

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

The Fund is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes (each, a “Property”) which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor.  The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions.  The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  The General Partners of the Fund are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street VI Limited Partnership.  ALZA Corporation is the Class A Limited Partner of Arch Street VI Limited Partnership, Boston Financial BFG Investments, LLC is the Class B Limited Partner of Arch Street VI Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VI Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIE"s) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, a VIE requires continual reassessment of the primary beneficiary.

The general partners of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments using the equity method of accounting.

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

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment.  If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits.  The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of the partnership agreement of each Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.

Liquidity and Capital Resources

At June 30, 2012, the Fund had cash and cash equivalents of $2,325,588, as compared to $1,476,153 at March 31, 2012.  The increase is primarily attributable to cash received from the disposition of investments in Local Limited Partnerships, partially offset by cash used for operating activities and payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2012 and March 31, 2012, approximately $2,287,000 and $1,452,000, respectively, has been designated as Reserves.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of June 30, 2012, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.  To date, the Fund has used approximately $1,500,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2012, the Fund has no contractual or other obligation to the Local Limited Partnerships that has not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2012 and 2011.

Results of Operations

For the three months ended June 30, 2012, the Fund’s operations resulted in net loss of $11,090, as compared to net loss of $14,679 for the same period in 2011.  The decrease in net loss is primarily attributable to an increase in other income and a decrease in asset management fees.  The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero.  The decrease in asset management fees is due to a decrease in the number of Local Limited Partnerships held during the period.

Portfolio Update

As of June 30, 2012, the Fund’s investment portfolio consists of limited partner interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining Properties expired on or before December 31, 2007.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update (continued)

The Managing General Partner will continue to closely monitor the operations of the Properties until the Fund’s remaining Local Limited Partnership interests are disposed.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving Schedule K-1s and quarterly and annual reports, until the Fund is dissolved.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

Both Properties in which the Fund has an interest had stabilized operations and operated above breakeven as of March 31, 2012.  Some Properties have had persistent operating difficulties that could either (i) have an adverse impact on the Fund’s liquidity or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the Managing General Partner was exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could have lead to the Fund transferring its interest in the Local Limited Partnership.  Negotiations progressed very slowly; however, a fee simple sale of the property to a third party occurred on June 29, 2012.  Distributions to the Fund totaled $1,660, or $0.04 per Unit.  As a result, the Managing General Partner projects 2012 taxable gain of approximately $300,000, or $7.91 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner had to reexamine the exit strategy for the Fund’s interest in this Local Limited Partnership.  Since then, the Local General Partner did not make the October 1, 2010 debt service payment and intends to allow the debt to go into foreclosure unless the Lender is willing to accept a short sale.  The Property was being marketed for short sale.  However, the lender initiated a consensual foreclosure with the Local General Partner that will accelerate the process.  A foreclosure may occur within 60-90 days.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner projects 2012 taxable gain of approximately $1,190,000, or $31.37 per Unit.

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund’s interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit.  Since then, the Managing General Partner is negotiating an exit strategy that will dispose of the Fund’s interest in the Local Limited Partnership that owns and operates Pilot House. This transaction will likely occur in mid-2013, when the debt lockout expires.  This transaction is projected to have sales proceeds of approximately $1,900,000, or approximately $50.09 per Unit.  Terms of a possible disposition have not been agreed upon at this time.  However, the Managing General Partner projects 2013 taxable gain of approximately $1,900,000, or $50.09 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2012, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  August 14, 2012                                                           BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

By:      Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)