Form 10-Q
period 2012-09-30
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2012-11-14
CIK 870815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                 September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to

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
Yes___   No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.              Financial Statements

         Condensed Balance Sheets (Unaudited)  – September 30, 2012
         and March 31, 2012                                                                                                                    1

         Condensed Statements of Operations (Unaudited) -
          For the Three and Six Months Ended September 30, 2012 and 2011                                 2

         Condensed Statement of Changes in Partners' Equity (Unaudited) -
                               For the Six Months Ended September 30, 2012                                                                     3

         Condensed Statements of Cash Flows (Unaudited) -
                               For the Six Months Ended September 30, 2012 and 2011                                                     4

          Notes to the Financial Statements (Unaudited)                                                                           5

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                                                         8

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                                                13

Item 4.               Controls and Procedures                                                                                                              13

PART II.  OTHER INFORMATION

Item 6.               Exhibits                                                                                                                                           14

SIGNATURE                                                                                                                                                            15

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONDENSED BALANCE SHEETS
September 30, 2012 and March 31, 2012
(Unaudited)

Assets	September 30	March 31

Cash and cash equivalents	$2,285,060	$1,476,153
Investments in Local Limited Partnerships (Note 1)	1,094,752	988,520
Accounts receivable from the disposition of investments in
Local Limited Partnerships	-	873,000
Other assets	420	408
Total Assets	$3,380,232	$3,338,081

Liabilities and Partners' Equity

Due to affiliate	$9,008	$9,008
Accrued expenses	19,940	24,186
Total Liabilities	28,948	33,194

General, Initial and Investor Limited Partners' Equity	3,351,284	3,304,887
Total Liabilities and Partners' Equity	$3,380,232	$3,338,081

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue
Investment	$1,063	$1,338	$3,076	$2,706
Cash distribution income	26,636	-	28,296	-
Total Revenue	27,699	1,338	31,372	2,706

Expenses:
Asset management fees, affiliate	9,008	10,932	18,016	21,865
General and administrative
(includes reimbursements to an affiliate
in the amounts of $7,577 and $9,561 for the three months and $19,555 and
$22,479 for the six months ended
September 30, 2012 and 2011,
respectively)	43,577	36,661	74,851	67,393
Amortization	518	518	1,036	1,036
Total Expenses	53,103	48,111	93,903	90,294

Loss before equity in income of
Local Limited Partnerships	(25,404)	(46,773)	(62,531)	(87,588)

Equity in income of Local Limited
Partnerships (Note 1)	84,900	27,063	110,937	53,199

Loss on disposition of investments in
Local Limited Partnerships	(2,009)	-	(2,009)	-

Net Income (Loss)	$57,487	$(19,710)	$46,397	$(34,389)

Net Income (Loss) allocated:
General Partners	$575	$(197)	$464	$(344)
Class A Limited Partners	53,269	(18,264)	42,993	(31,866)
Class B Limited Partners	3,643	(1,249)	2,940	(2,179)
	$57,487	$(19,710)	$46,397	$(34,389)

Net Income (Loss) Per Limited Partner Unit
Class A Limited Partners (34,643 Units)	$1.54	$(0.53)	$1.24	$(0.92)
Class B Limited Partners (3,290 Units)	$1.11	$(0.38)	$0.89	$(0.66)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2012
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2012	$33,049	$5,000	$3,260,571	$6,267	$3,304,887

Net Income	464	-	42,993	2,940	46,397

Balance at September 30, 2012	$33,513	$5,000	$3,303,564	$9,207	$3,351,284

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

Net cash used for operating activities	$(65,753)	$(81,749)

Cash flows from investing activities:
Cash distributions received from Local Limited Partnerships	1,660	-
Proceeds received from disposition of investments in
Local Limited Partnerships	873,000	-
Net cash provided by investing activities	874,660	-

Net increase (decrease) in cash and cash equivalents	808,907	(81,749)

Cash and cash equivalents, beginning	1,476,153	1,382,389

Cash and cash equivalents, ending	$2,285,060	$1,300,640

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Tax Credit Fund Plus, a Limited Partnership (the “Fund”) for the year ended March 31, 2012.  In the opinion of the managing general partner of the Fund, Arch Street VIII, Inc. (the “Managing General Partner”), these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2012 and 2011 and for the six months then ended.

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

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2012 and March 31, 2012:
	September 30	March 31
Capital contributions paid to Local Limited Partnerships and purchase
price paid to withdrawing partners of Local Limited Partnerships	$4,539,851	$4,660,327

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,680,460 and $1,546,000 at
September 30 and March 31, 2012, respectively)	(919,343)	(1,145,942)

Cumulative cash distributions received from Local Limited Partnerships	(2,219,675)	(2,223,150)

Investments in Local Limited Partnerships before adjustments	1,400,833	1,291,235

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	132,765	136,290

Cumulative amortization of acquisition fees and expenses	(60,846)	(61,005)

Investments in Local Limited Partnerships before impairment	1,472,752	1,366,520

Cumulative impairment on investments in Local Limited Partnerships	(378,000)	(378,000)

Investments in Local Limited Partnerships	$1,094,752	$988,520

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2012 and 2011 is $23,523 and $26,885, respectively.  For the six months ended September 30, 2012 and 2011, the Fund has not recognized $158,979 and $112,546, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $24,519 and $32,462 are included in losses recognized in the six months ended September 30, 2012 and 2011, respectively.

During the six months ended September 30, 2012, the property owned by one of the Local Limited Partnerships was sold.  The Fund's investment value at the time of the sale was $2,009 resulting in a loss on disposition of investment in Local Limited Partnership of $2,009 for the six months ended September 30, 2012.

.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

2.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of September 30, 2012 or 2011 or net losses for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2012 and 2011:

	2012	2011
Pilot House Associates Limited Partnership
Revenue	$330,753	$324,368
Net Income	$82,052	$27,336

Preston Place Associates Limited Partnership
Revenue	N/A	$295,852
Net Income	N/A	$31,899

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIEs”) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, a VIE requires continual reassessment of the primary beneficiary.

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

Liquidity and Capital Resources

At September 30, 2012, the Fund has cash and cash equivalents of $2,285,060, as compared to $1,476,153 at March 31, 2012.  The increase is primarily attributable to cash received from the disposition of investments in Local Limited Partnerships, partially offset by cash used for operating activities, including the payment of asset management fees.

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2012 and March 31, 2012, approximately $2,266,000 and $1,452,000, respectively, has been designated as Reserves.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2012, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.  To date, the Fund has used approximately $1,478,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2012, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2012 and 2011.

Results of Operations

Three Month Period

For the three months ended September 30, 2012, the Fund’s operations resulted in net income of $57,487, as compared to net loss of $19,710 for the same period in 2011.  The change from net loss in 2011 to net income in 2012 is primarily attributable to an increase in equity in income of Local Limited Partnerships recognized by the Fund and an increase in other income, partially offset by an increase in general and administrative expenses.  Equity in income of Local Limited Partnerships recognized by the Fund increased due to a decrease in operating expenses recorded by a certain Local Limited Partnership in the current period as compared to the same three month period of 2011.  The increase in other income is due to an increase in distributions from a Local Limited Partnership which the Fund no longer invests in.  General and administrative expenses increased due to increased charges for operations and administrative expenses necessary for the operation of the Fund.

Six Month Period

For the six months ended September 30, 2012, the Fund’s operations resulted in net income of $46,397, as compared to net loss of $34,389 for the same period in 2011.  The change from net loss in 2011 to net income in 2012 is primarily attributable to an increase in equity in income of Local Limited Partnerships recognized by the Fund and an increase in other income, partially offset by an increase in general and administrative expenses.  Equity in income of Local Limited Partnerships recognized by the Fund increased due to a decrease in operating expenses recorded by a certain Local Limited Partnership in the current period as compared to the same six month period of 2011.  The increase in other income is due to an increase in distributions from a Local Limited Partnership which the Fund no longer invests in.  General and administrative expenses increased due to increased charges for operations and administrative expenses necessary for the operation of the Fund.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of September 30, 2012, the Fund’s investment portfolio consists of limited partner interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

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

Property Discussions

Only one Property in which the Fund has an interest had stabilized operations and operated above breakeven as of June 30, 2012.  The other Property has had persistent operating difficulties that could result in its foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

As previously reported, the Managing General Partner was exploring an exit strategy for Preston Place, located in Winchester, Virginia.  The Local General Partner purchased the Fund’s interest on March 31, 2012.  Net sales proceeds to the Fund totaled $873,000, or $23.01 per Unit.  The Managing General Partner projects 2012 taxable gain of approximately $890,000, or $23.46 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner had to reexamine the exit strategy for the Fund’s interest in this Local Limited Partnership.  Since then, the Local General Partner did not make the October 1, 2010 debt service payment and intends to allow the debt to go into foreclosure unless the Lender is willing to accept a short sale.  The Property was being marketed for short sale.  However, the lender initiated a consensual foreclosure with the Local General Partner that will accelerate the process.  A foreclosure is expected to occur on November 30, 2012.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner projects 2012 taxable gain of approximately $1,290,000, or $34.01 per Unit.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the Managing General Partner and Local General Partner of Pilot House, located in Newport News, Virginia, were exploring an exit strategy that could have resulted in a mid-2008 disposal of the Fund’s interest in the Local Limited Partnership that owns Pilot House, for approximately $1,650,000 or $43.50 per Unit.  Since then, the Managing General Partner is negotiating an exit strategy that will dispose of the Fund’s interest in the Local Limited Partnership that owns and operates Pilot House. This transaction will likely occur in mid-2013, when the debt lockout expires.  This transaction is projected to have sales proceeds of approximately $2,905,000, or approximately $76.58 per Unit.  The terms of the possible disposition have not been agreed upon at this time.  However, the Managing General Partner projects 2013 taxable gain of approximately $2,900,000, or $76.45 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2012, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  November 14, 2012                                                                       BOSTON FINANCIAL TAX CREDIT FUND PLUS, A LIMITED PARTNERSHIP

By:          Arch Street VIII, Inc.,
    its Managing General Partner

   /s/Kenneth J. Cutillo
    Kenneth J. Cutillo
    President
   Arch Street VIII, Inc.
  (Chief Executive Officer)