Form 10-Q
period 2012-12-31
BOSTON FINANCIAL TAX CREDIT FUND PLUS
filed 2013-02-14
CIK 870815

NITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                         December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to

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
Yes  X    No__.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X     No__.

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
                                                                                            Yes___  No  X .

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                                           Page No.

Item 1.                    Financial Statements

                Condensed Balance Sheets (Unaudited) – December 31, 2012
            and March 31, 2012                                                                                                                                         1

                Condensed Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended December 31, 2012 and 2011                                                            2

                Condensed Statement of Changes in Partners' Equity (Unaudited) -
                                 For the Nine Months Ended December 31, 2012                                                                                                                                                        3

                Condensed Statements of Cash Flows (Unaudited) -
                                 For the Nine Months Ended December 31, 2012 and 2011                                                                                                                                                   4

            Notes to the Financial Statements (Unaudited)                                                                                                                                                                         5

Item 2.	Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                                                                                                                                                           8

Item 3.                Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                               13

Item 4.                Controls and Procedures                                                                                                                                                                                                              13

PART II.  OTHER INFORMATION

Item 6.                Exhibits                                                                                                                                                                                                                                            14

SIGNATURE                                                                                                                                                                                                                                                               15

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

PART I.                   FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONDENSED BALANCE SHEETS
December 31, 2012 and March 31, 2012
(Unaudited)

Assets	December 31	March 31

Cash and cash equivalents	$2,246,534	$1,476,153
Investments in Local Limited Partnerships (Note 1)	1,157,774	988,520
Accounts receivable from the disposition of investments in
Local Limited Partnerships	-	873,000
Other assets	268	408
Total Assets	$3,404,576	$3,338,081

Liabilities and Partners' Equity

Due to affiliate	$9,008	$9,008
Accrued expenses	21,111	24,186
Total Liabilities	30,119	33,194

General, Initial and Investor Limited Partners' Equity	3,374,457	3,304,887
Total Liabilities and Partners' Equity	$3,404,576	$3,338,081

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Revenue
Investment	$936	$1,278	$4,012	$3,984
Cash distribution income	-	-	28,296	-
Total Revenue	936	1,278	32,308	3,984

Expenses:
Asset management fees, affiliate	9,008	10,933	27,024	32,798
General and administrative
(includes reimbursements to an affiliate
in the amounts of $10,777 and $12,444 for the three months and $30,332 and
$34,923 for the nine months ended
December 31, 2012 and 2011,
respectively)	31,777	34,865	106,628	102,258
Amortization	517	1,959	1,553	2,995
Total Expenses	41,302	47,757	135,205	138,051

Loss before equity in income of
Local Limited Partnerships and loss on
disposition of investments in Local
Limited Partnerships	(40,366)	(46,479)	(102,897)	(134,067)

Equity in income of Local Limited
Partnerships (Note 1)	63,539	144,304	174,476	197,503

Loss on disposition of investments in
Local Limited Partnerships (Note 1)	-	-	(2,009)	-

Net Income	$23,173	$97,825	$69,570	$63,436

Net Income allocated:
General Partners	$232	$978	$696	$634
Class A Limited Partners	21,473	90,649	64,466	58,783
Class B Limited Partners	1,468	6,198	4,408	4,019
	$23,173	$97,825	$69,570	$63,436

Net Income Per Limited Partner Unit
Class A Limited Partners (34,643 Units)	$0.62	$2.62	$1.86	$1.70
Class B Limited Partners (3,290 Units)	$0.45	$1.88	$1.34	$1.22

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2012
(Unaudited)

			Investor	Investor
		Initial	Limited	Limited
	General	Limited	Partners,	Partners,
	Partners	Partner	Class A	Class B	Total

Balance at March 31, 2012	$33,049	$5,000	$3,260,571	$6,267	$3,304,887

Net Income	696	-	64,466	4,408	69,570

Balance at December 31, 2012	$33,745	$5,000	$3,325,037	$10,675	$3,374,457

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2012 and 2011
(Unaudited)

	2012	2011

Net cash used for operating activities	$(104,279)	$(126,660)

Cash flows from investing activities:
Cash distributions received from Local Limited Partnerships	1,660	-
Proceeds received from disposition of investments in
Local Limited Partnerships	873,000	-
Net cash provided by investing activities	874,660	-

Net increase (decrease) in cash and cash equivalents	770,381	(126,660)

Cash and cash equivalents, beginning	1,476,153	1,382,389

Cash and cash equivalents, ending	$2,246,534	$1,255,729

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

The Managing General Partner has elected to report results of the limited partnerships or limited liability companies in which it invests (the “Local Limited Partnerships”) on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2012 and 2011 and for the nine months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating government-assisted, multi-family housing complexes.  The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for nominal prices.  In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2012 and March 31, 2012:
	December 31	March 31
Capital contributions paid to Local Limited Partnerships and purchase
price paid to withdrawing partners of Local Limited Partnerships	$2,479,708	$4,660,327

Cumulative equity in losses of Local Limited Partnerships (excluding
cumulative unrecognized losses of $1,546,000 at March 31, 2012)	1,011,824	(1,145,942)

Cumulative cash distributions received from Local Limited Partnerships	(1,987,583)	(2,223,150)

Investments in Local Limited Partnerships before adjustments	1,503,949	1,291,235

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	72,487	136,290

Cumulative amortization of acquisition fees and expenses	(40,662)	(61,005)

Investments in Local Limited Partnerships before impairment	1,535,774	1,366,520

Cumulative impairment on investments in Local Limited Partnerships	(378,000)	(378,000)

Investments in Local Limited Partnerships	$1,157,774	$988,520

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net income (losses) of the Local Limited Partnerships for the nine months ended December 31, 2012 and 2011 is ($92,566) and $61,990, respectively.  For the nine months ended December 31, 2012 and 2011, the Fund has not recognized $291,561 and $183,758, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $24,519 and $48,245 are included in losses recognized in the nine months ended December 31, 2012 and 2011, respectively.

During the nine months ended December 31, 2012, the Property owned by one of the Local Limited Partnerships was sold.  The Fund's investment value at the time of the sale was $2,009 resulting in a loss on disposition of investments in Local Limited Partnerships of $2,009 for the nine months ended December 31, 2012.

During the nine months ended December 31, 2012, another Property owned by one of the Local Limited Partnerships was foreclosed by its lender.  At the time of foreclosure, the Fund’s net investment value in the Local Limited Partnership was zero, therefore the foreclosure did not have a material impact on the Fund’s financial position, operations or cash flow.  As of December 31, 2012, the Local Limited Partnership was effectively dissolved and the Fund no longer had an interest in this Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

2.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of December 31, 2012 or 2011 or net income (loss) for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2012 and 2011:

	2012	2011
Pilot House Associates Limited Partnership
Revenue	$325,472	$325,506
Net Income	$64,180	$77,969

Preston Place Associates Limited Partnership
Revenue	N/A	$278,363
Net Income	N/A	$84,026

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

The Fund is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, “Local Limited Partnerships”) which own and operate apartment complexes (each, a “Property”) which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund also invested in, for the benefit of the Class B Limited Partners, United States Treasury obligations from which the interest coupons have been stripped or in such interest coupons themselves (collectively, "Treasury STRIPS").  The Fund used approximately 28% of the Class B Limited Partners' capital contributions to purchase Treasury STRIPS with maturities of 13 to 18 years, with a total redemption amount equal to the Class B Limited Partners' capital contributions. The Fund’s objectives are to: (i) provide annual tax benefits in the form of Tax Credits which Limited Partners may use to offset their federal income tax liability; (ii) preserve and protect the Fund’s capital committed to Local Limited Partnerships; (iii) provide cash distributions from operations of Local Limited Partnerships; (iv) provide cash distributions from sale or refinancing transactions with the possibility of long term capital appreciation; and (v) provide cash distributions derived from investment in Treasury STRIPS to Class B Limited Partners after a period of approximately thirteen to eighteen years equal to their capital contributions.  The Fund no longer owns any Tresasury STRIPS.  The General Partners of the Fund are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street VI Limited Partnership.  ALZA Corporation is the Class A Limited Partner of Arch Street VI Limited Partnership, Boston Financial BFG Investments, LLC is the Class B Limited Partner of Arch Street VI Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VI Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

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

Liquidity and Capital Resources

At December 31, 2012, the Fund has cash and cash equivalents of $2,246,534, as compared to $1,476,153 at March 31, 2012.  The increase is primarily attributable to cash received from the disposition of investments in Local Limited Partnerships, partially offset by cash used for operating activities, including the payment of asset management fees.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 4% of the Adjusted Gross Proceeds (which generally means Gross Proceeds minus the amounts committed to the acquisition of Treasury STRIPS) as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2012 and March 31, 2012, approximately $2,226,000 and $1,452,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $465,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2012, the Fund has advanced approximately $228,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.  To date, the Fund has used approximately $1,439,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2012, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2012 and 2011.

Results of Operations

Three Month Period

For the three months ended December 31, 2012, the Fund’s operations resulted in net income of $23,173, as compared to net income of $97,825 for the same period in 2011.  The decrease in net income is primarily attributable to a decrease in equity in income of Local Limited Partnerships partially offset by a decrease in general and administrative expenses.  The decrease in equity in income of Local Limited Partnerships is due to the disposition of a Local Limited Partnership as well as an increase in loss recorded by certain Local Limited Partnerships.  General and administrative expenses decreased primarily due to decreased charges for operations and administrative expenses necessary for the operations of the Fund.

Nine Month Period

For the nine months ended December 31, 2012, the Fund’s operations resulted in net income of $69,570, as compared to net income of $63,436 for the same period in 2011.  The increase in net income is primarily attributable to an increase in other income partially offset by a decrease in equity in income of Local Limited Partnerships.  The increase in other income is due to an increase in distributions from a Local Limited Partnership in which the Fund no longer invests.  The decrease in equity in income of Local Limited Partnerships is due to the disposition of a Local Limited Partnership as well as an increase in loss recorded by certain Local Limited Partnerships.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Portfolio Update

As of December 31, 2012, the Fund’s investment portfolio consists of a limited partner interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,467 per Class A Unit.  Class B Unit investors have received Tax Credits, net of recapture, of approximately $1,056 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining Property expired on December 31, 2006.

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

Property Discussions

The remaining Property in which the Fund has an interest had stabilized operations and operated above breakeven as of September 30, 2012.  The Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in the remaining Local Limited Partnership.  The following Property discussions focus on this Property and all such Properties in which the Fund disposed its interest since March 2012.

As previously reported, the Managing General Partner was exploring an exit strategy for Preston Place, located in Winchester, Virginia.  The Local General Partner purchased the Fund’s interest on March 31, 2012.  Net sales proceeds to the Fund totaled $873,000, or $23.01 per Unit.  The Managing General Partner projects a 2012 taxable gain of approximately $890,000, or $23.46 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner was exploring an exit strategy for Long Creek Court, located in Kittrell, North Carolina, that could have led to the Fund transferring its interest in the Local Limited Partnership.  Negotiations progressed very slowly; however, a fee simple sale of the Property to a third party occurred on June 29, 2012.  Distributions to the Fund totaled $1,660, or $0.04 per Unit.  As a result of this sale, the Managing General Partner projects a 2012 taxable gain of approximately $300,000, or $7.91 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Tree Trail, located in Gainesville, Florida, were exploring an exit strategy that would have allowed for a late summer 2008 disposal of the Fund’s interest, via a sale of the underlying Property, in the Local Limited Partnership that owns and operates Tree Trail.  Due to market conditions, the Managing General Partner had to reexamine the exit strategy for the Fund’s interest in this Local Limited Partnership.  The Local General Partner did not make the October 1, 2010 debt service payment and intended to allow the debt to go into foreclosure.  The lender initiated a consensual foreclosure with the Local General Partner that accelerated the process.  A foreclosure occurred on November 30, 2012.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner projects a 2012 taxable gain of approximately $1,250,000, or $32.95 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND PLUS,
A Limited Partnership

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the Managing General Partner has been negotiating an exit strategy that will dispose of the Fund’s interest in the Local Limited Partnership that owns and operates Pilot House, located in Newport News, Virginia. This transaction will likely occur in mid-2013, after the debt lockout expires on March 31, 2013.  This transaction is projected to have sales proceeds of approximately $2,905,000, or approximately $76.58 per Unit.  The terms of the possible disposition have not been agreed upon at this time.  However, the Managing General Partner projects a 2013 taxable gain of approximately $2,900,000, or $76.45 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2012, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  February 14, 2013                                                          BOSTON FINANCIAL TAX CREDIT FUND PLUS,
                   A LIMITED PARTNERSHIP

   By:      Arch Street VIII, Inc.,
    its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)